Form 10QSB
period 1997-10-31
UNION 69 LTD
filed 1999-06-11
CIK 748824

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:          October 31, 1997
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                    to
                    Commission file number                   0-730

                                 UNION 69, LTD.
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                         84-1398190
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

                        BOX 8029, La Jolla, CA 92037-8029
                    (Address of principal executive offices)

                                 (619) 456-7176
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 24, 1999 1,377,647

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                       October 31,     July 31,
                                                       -----------    -----------
                                                           1997           1997
                                                       -----------    -----------
ASSETS .............................................   $      --      $      --
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $       352    $       352
                                                       -----------    -----------

          Total Liabilities ........................           352            352
                                                       -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001),
  5,000,000 shares authorized, 690
  shares issued at October 31, 1998
  and July 31, 1998 ................................             1              1
Common stock (par value $.001),
  50,000,000 shares authorized, 387,647
  shares issued and outstanding
  October 31, 1998 and July 31, 1998 ...............           388            388
Capital in excess of par value .....................     2,936,426      2,936,426
Retained deficit ...................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .......        (3,181)        (3,181)
                                                       -----------    -----------

          Total Stockholders' Equity ...............          (352)          (352)
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $      --      $      --
                                                       ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                   Cumulative
                                                                      Since
                                   For the Three Months Ended      Inception of
                                          October 31,               Development
                                  -----------------------------
                                      1997            1996            Stage
                                  -------------   -------------   -------------
Revenues ......................   $        --     $        --     $        --
                                  -------------   -------------   -------------

Expenses ......................            --              --             3,181
                                  -------------   -------------   -------------

       Net Loss ...............   $        --     $        --     $      (3,181)
                                  =============   =============   =============


Basic & Diluted loss per share    $        --     $        --
                                  =============   =============
























     The accompanying nots are an integral part of these financial statements.


                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                Cumulative
                                                                                  Since
                                                                                Inception
                                               For the three months ended               of
                                                       October 31,              Development
                                              -----------------------------
                                                   1997            1996           Stage
                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $        --     $        --     $      (3,181)
Increase (Decrease) in Accounts Payable ...            --              --            (1,114)
                                              -------------   -------------   -------------
  Net Cash Used in operating activities ...            --              --            (4,295)
                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --              --              --
                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Capital Stock Issued ........            --              --             4,295
                                              -------------   -------------   -------------
  Net cash provided by financing activities            --              --             4,292
                                              -------------   -------------   -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --              --              --
Cash and Cash Equivalents
  at Beginning of Period ..................            --              --              --
                                              -------------   -------------   -------------
Cash and Cash Equivalents
  at End of Period ........................   $        --     $        --     $        --
                                              =============   =============   =============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................   $        --     $        --     $        --
  Franchise and income taxes ..............            --              --             1,496

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           This summary of accounting policies for Union 69, LTD. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the State of Delaware on July 24, 1984. The Company ceased all operating activities during the period from July 31, 1987 to March 23 1996 and was considered dormant. On March 24, 1996, the company issued 700 shares of Preferred Stock (Convertible to 21,000,000 shares Common). On April 2, 1996, the Company obtained a Certificate of renewal from the State of Delaware. Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

           The  Company  intends  to  acquire   interests  in  various  business
opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - CONVERTIBLE PREFERRED STOCK

           The convertible preferred stock is convertible into common stock at the option of the shareholder at any time after issuance of the convertible preferred shares. The conversion ratio is one share of convertible preferred stock for 30,000 shares of common stock.

           The holders of convertible preferred stock shall be entitled to vote on all matters at the ratio of one vote per share of common stock that it is convertible into as if the shares had been converted.

           In the event of any voluntary or involuntary liquidations (whether complete or partial), dissolution, or winding up of the corporation, the holders of the convertible preferred stock shall be entitled to be paid an amount in cash equal to the net book value of the corporation on the date of liquidation, plus all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution.

NOTE 4 - INCOME TAXES

           As of October 31, 1997, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 6 - COMMITMENTS

           As of October 31, 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 7 - STOCK SPLIT

           On May 13, 1997 the Board of Directors authorized 200 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 17,441,686 shares were canceled, and additional paid-in capital was increased by $17,441. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1997 and prior have been restated to reflect the reverse stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended July 31, 1997.

Results of Operations - The Company was incorporated under the laws of the State of Delaware on July 24, 1984. The Company ceased all operating activities during the period from July 31, 1987 to March 23 1996 and was considered dormant. On March 24, 1996, the company issued 700 shares of Preferred Stock (Convertible to 21,000,000 shares Common). On April 2, 1996, the Company obtained a Certificate of renewal from the State of Delaware. Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Liquidity and Capital Resources

           The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

           The Company will be required to generate cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended October 31, 1997.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNION 69, LTD.
                                  (Registrant)





DATE:   June 11, 1999        By:  /s/
                                  Michael Johnson, President
                                 (Principal Financial and
                                  Accounting Officer)