Form 10QSB
period 1998-04-30
UNION 69 LTD
filed 1999-06-11
CIK 748824

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:          April 30, 1998
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                        April 30,       July 31,
                                                       -----------    -----------
                                                           1998           1997
                                                       -----------    -----------
ASSETS .............................................   $      --      $      --
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $       382    $       352
                                                       -----------    -----------

          Total Liabilities ........................           382            352
                                                       -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001),
  5,000,000 shares authorized,
  690 shares issued at April 31, 1998
  and July 31, 1997 ................................             1              1
Common stock (par value $.001), 50,000,000 shares
  authorized, 1,377,647 and 387,647 shares issued
  and outstanding April 31, 1998 and July 31, 1997 .         1,378            388
Capital in excess of par value .....................     2,935,436      2,936,426
Retained deficit ...................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .......        (3,211)        (3,181)
                                                       -----------    -----------

          Total Stockholders' Equity ...............          (382)          (352)
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $      --      $      --
                                                       ===========    ===========







   The accompanying notes are an integral part of these financial statements.



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                                  Cumulative
                                                                                                                     Since
                                     For the Three Months                      For the Nine Months                Inception of
                                            Ended                                     Ended
                                          April 30,                                April 30,                      Development
                            -------------------------------------------------------------------------------
                                  1998                 1997                 1998                1997                  Stage
                            ------------------  ------------------   ------------------  ------------------   -------------------
Revenues                     $             --   $              --    $              --   $              --     $              --
                            --------------------------------------   ------------------------------------------------------------

Expenses                                   --                  --                   30                  30                 3,211
                            ------------------  ------------------   ------------------  ------------------   -------------------

       Net Loss              $             --   $              --    $             (30)  $             (30)   $            3,211
                            ==================  ==================   ==================  ==================   ===================


Basic & Diluted
loss per share               $             --   $              --    $              --   $              --
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



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Cumulative
                                                                                         Since
                                                                                      Inception
                                                For the nine months ended                 of
                                                           April 31,                  Development
                                              -----------------------------------
                                                    1998               1997              Stage
                                              ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $           --     $           --     $         (3,211)
Increase (Decrease) in Accounts Payable ...               --                 --               (1,084)
                                              ----------------   ----------------   ----------------
  Net Cash Used in operating activities ...               --                 --               (4,295)
                                              ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities               --                 --                 --
                                              ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Capital Stock Issued ........               --                 --                4,295
                                              ----------------   ----------------   ----------------
  Net cash provided by financing activities               --                 --                4,292
                                              ----------------   ----------------   ----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............               --                 --                 --
Cash and Cash Equivalents
  at Beginning of Period ..................               --                 --                 --
                                              ----------------   ----------------   ----------------
Cash and Cash Equivalents
  at End of Period ........................   $           --     $           --     $           --
                                              ================   ================   ================

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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 31, 1998 AND 1997
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended April 31, 1998, are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

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

NOTE 4 - INCOME TAXES

           As of April 31, 1998, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 6 - COMMITMENTS

           As of April 31, 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended April 31, 1998.

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