Form 10KSB
period 1998-07-31
UNION 69 LTD
filed 1999-06-11
CIK 748824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: July 31, 1998

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from              To


            Commission file number                   2-91824-D

                                 UNION 69, LTD.
                 (Name of small business issuer in its charter)

         Delaware                                                84-1398190
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                        BOX 8029, La Jolla, CA 92037-8029
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (619) 456-7176

Securities registered under Section 12(b) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

Securities registered under Section 12(g) of the Act:  NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                                                                 Total pages: 12
                                                          Exhibit Index Page: 10

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.     $       -
                                                                  -----------

     As of May 28, 1999, there were 1,377,647 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,932,814 computed by reference to the price at which the common equity was sold.


                             DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page


PART I

Item 1.     Description of Business...........................................4

Item 2.     Description of Property...........................................4

Item 3.     Legal Proceedings.................................................4

Item 4.     Submission of Matters to a Vote of Security Holders...............5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........5

Item 6.     Management's Discussion and Analysis or Plan of Operations........5

Item 7.     Financial Statements..............................................7

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................7

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................8

Item 10.    Executive Compensation............................................9

Item 11.    Security Ownership of Certain Beneficial Owners and Management....9

Item 12.    Certain Relationships and Related Transactions...................10

Item 13.    Exhibits and Reports on Form 8-K.................................10

                                     PART I




                         ITEM 1 DESCRIPTION OF BUSINESS



General

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

History

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




                         ITEM 2 DESCRIPTION OF PROPERTY



     The Company at this time has no properties. As of July 31, 1998, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.




                            ITEM 3 LEGAL PROCEEDINGS



     The Company is not engaged in any legal proceedings.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were subject to a vote of security holders during the year 1998.



                                     PART II




                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

     The stock has not traded since August 31, 1987 to present.

     The number of shareholders of record of the Company's common stock as of May 12, 1999 was approximately 310.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.




                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



Plan of Operations

     The planned operations of the company during the next twelve months are as follows:

     The Company intends to seek an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently planned, including a complete operating business that has demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.

Results of Operations - Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Liquidity and Capital Resources - The Company requires working capital principally to fund its current operating expenses for which the Company has relied on short-term borrowings and/or the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

     Because management controls 93.47 % of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

     There are no arrangements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

                           ITEM 7 FINANCIAL STATEMENTS



     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.




              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III




               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's   Name                     Age       Office                                           Term of Office Expires
----------------------------------------------------------------------------------------------------------------------------------

Michael Johnson                        33       President/V.P./Director                          June 10, 1999

Barbara Tersptra                       59       Secretary/Treasurer/Director                     June 10, 1999

Erma Johnson                           79       Director                                         June 10, 1999


Business Experience

Michael Johnson has served the Company as Director since March 24, 1996 and President/Vice President/Director since June 10, 1997 to present and has served as Director of Voyager Group USA-Brazil, Ltd. since July 21, 1996 to present. Mr. Johnson is a Fitness' Consultant of two tech body-conditioning methods; (1) the Pilates Method, and (2) Hatha Yoga since 1994 to present. He worked as a securities day trader for Cornerstone Securities on the NASDAQ and NYSE during 1998 and 1999 and operations manager for York Commodities, New York, New York during 1993 and 1994

Barbara Tersptra has served the Company as Director since March 24, 1996 and Secretary Treasurer since June 10, 1997 to present

Erma Johnson has served the Company as Director since March 24, 1996 to present.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.




                         ITEM 10 EXECUTIVE COMPENSATION



     There has been no executive compensation.




                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,377,647 shares of issued and outstanding Common Stock of the Company as of May 28, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                                                                                           # of
Name and Address                                    Nature of                             Shares
of Beneficial Owners                                Ownership                             Owned                         Percent
-----------------------------------------------------------------------------------------------------------------------------------

Directors

Erma Johnson                                     Preferred Stock                           657                          100.00%

All Executive Officers
and Directors as a Group
  (5 persons)                                    Preferred Stock                           657                          100.00%


Ms. Johnson owns 100% of the Convertible Preferred Series C 1996 stock. The stock is convertible into 19,710,000 shares of the Company's Common Stock and voting rights equal to19,710,000 votes (93.47%). There have been no common shares issued to any of the directors of the Company.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     As of July 31, 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.




                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a)  The following documents are filed as part of this report.

1.   Financial Statements                                                  Page

Report of Robison, Hill & Co., Independent Certified Public Accountants     F-1

Balance Sheets as of July 31, 1998, and 1997                                F-2

Statements of Operations for the years ended

     July 31, 1998, and 1997                                                F-3

Statement of Stockholders' Equity for the years ended
     July 31, 1998, and 1997                                                F-4

Statements of Cash Flows for the years ended
     July 31, 1998, and 1997                                                F-5

Notes to Financial Statements                                               F-7


2.   Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number    Title of Document



3.1       Articles of Incorporation(1)
3.2       By-laws(1)
3.3       Plan of Reorganization and Agreement with Plaza Group Corp.(1)
3.4       Acquisition of assets Agreement with Flyfaire International Inc.(1)
4.1 Series C 1996 Rights, Power, Preferred, Qualification, Limitation and Restriction By Designation(1)
23.1      Consent of experts and counsel(1)
27.1      Financial Data Schedule

(1) Incorporated by reference.


(b) No reports on Form 8-K were filed during the three months ended July 31, 1998.

                                   SIGNATURES




     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    UNION 69, LTD.


Dated: June 11, 1999                By  /S/     Michael Johnson
                                       --------------------------------------
                                            Michael Johnson
                                            President, V.P., & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of June 1999.

Signatures                                  Title

/S/     Michael Johnson
Michael Johnson                             President, V.P., & Director
                                           (Principal Executive, Financial
                                            and Accounting Officer)

/S/     Barbara Tersptra
Barbara Tersptra                            Secretary, Treasurer & Director


/S/     Erma Johnson
Erma Johnson                                Director

                          INDEPENDENT AUDITOR'S REPORT


UNION 69, LTD.
(A Development Stage Company)


     We have audited the accompanying balance sheets of Union 69, LTD. (a development stage company) as of July 31,1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union 69, LTD. (a development stage company) as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            Respectfully submitted



                                            /S/ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
May 14, 1999

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                              July 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------

Assets: ......................................     $      --        $      --
                                                   ===========      ===========

Liabilities - Accounts Payable ...............     $       627      $       352
                                                   -----------      -----------

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 657 and 690 shares at
    July 31, 1998 and July 31, 1997 ..........               1                1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 1,377,647 and 387,677 shares
    at July 31, 1998 and July 31, 1997 .......           1,378              388
  Paid-In Capital ............................       2,935,436        2,936,426
  Retained Deficit ...........................      (2,933,986)      (2,933,986)
  Deficit Accumulated During the
    Development Stage ........................          (3,456)          (3,181)
                                                   -----------      -----------

     Total Stockholders' Equity ..............            (627)            (352)
                                                   -----------      -----------

     Total Liabilities and
       Stockholders' Equity ..................     $      --        $      --
                                                   ===========      ===========










   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      Cumulative
                                                                        Since
                                                                      Inception
                                             For the year ended          of
                                                  July 31,           Development
                                            ---------------------
                                             1998          1997          Stage
                                            -------       -------       -------
Revenues: ............................      $  --         $  --         $  --

Expenses: ............................          275           352         3,456
                                            -------       -------       -------

     Net Loss ........................      $  (275)      $  (352)      $(3,456)
                                            -------       -------       -------

Basic & Diluted loss per share .......      $  --         $  --
                                            =======       =======
























   The accompanying notes are an integral part of these financial statements.



                                 UNION 69, LTD.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                                   During
                                      Preferred Stock           Common Stock           Paid-In       Retained    Development
                                    Shares     Par Value      Shares     Par Value     Capital        Deficit        Stage
                                  ---------    ---------   -----------   ---------   -----------    -----------    ---------
Balance at
  August 1, 1996 ..............         700    $       1        87,647   $      88   $ 2,936,726    $(2,933,986)   $  (2,829)

June 1997
  Conversion of Preferred Stock         (10)        --         300,000         300          (300)          --           --

Net Loss ......................        --           --            --          --            --             --           (352)
                                  ---------    ---------   -----------   ---------   -----------    -----------    ---------

Balance at
  July 31, 1997 ...............         690            1       387,647         388     2,936,426     (2,933,986)        --

January 1998
  Conversion of Preferred Stock         (33)        --         990,000         990          (990)          --           --

Net Loss ......................        --           --            --          --            --             --           (275)
                                  ---------    ---------   -----------   ---------   -----------    -----------    ---------

Balance at
 July 31, 1998 ................         657    $       1     1,377,647   $   1,378   $ 2,935,436    $ 2,933,986    $  (3,456)
                                  =========    =========   ===========   =========   ===========    ===========    =========


   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                            For the years ended        of
                                                 July 31,          Development
                                          -----------------------
                                             1998         1997        Stage
                                          ----------   ----------   ----------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ...............................  $     (275)  $     (352)  $   (3,456)
Increase (Decrease) in Accounts Payable          275          352         (839)
                                          ----------   ----------   ----------

  Net Cash Used in operating activities         --           --         (4,295)
                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities .................        --           --           --
                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds From Capital Stock
  Issued ...............................        --           --          4,295
                                          ----------   ----------   ----------

Net Cash Provided by
  Financing Activities .................        --           --          4,295
                                          ----------   ----------   ----------

Net (Decrease) Increase in
  Cash and Cash Equivalents ............        --           --           --
Cash and Cash Equivalents
  at Beginning of Period ...............        --           --           --
                                          ----------   ----------   ----------

Cash and Cash Equivalents
  at End of Period .....................  $     --     $     --     $     --
                                          ==========   ==========   ==========

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                 Cumulative
                                                                   Since
                                                                 Inception
                                           For the years ended       of
                                                  July 31,       Development
                                          ----------------------
                                             1998        1997       Stage
                                          ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest .............................  $     --    $     --    $     --
  Franchise and income taxes ...........        --          --         1,496

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

  None


















   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED July 31, 1998 AND 1997
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                       Per-Share
                                             Income        Shares        Amount
                                           (Numerator)  (Denominator)

                        For the year ended July 31, 1998
Basic Loss per Share
Loss to common shareholders                $    (275)     1,377,647     $   --
                                           =========      =========     ========


                        For the year ended July 31, 1997
Basic Loss per Share
Loss to common shareholders                $    (352)       387,647     $   --
                                           =========      =========     ========

     The effect of outstanding common stock equivalents would be anti-dilutive for 1998 and 1997 and are thus not considered.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED July 31, 1998 AND 1997
                                   (Continued)


NOTE 3 - INCOME TAXES

     As of July 31, 1998, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of July 31, 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - STOCK SPLIT

     On May 13, 1997 the Board of Directors authorized 200 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 17,441,686 shares were canceled, and additional paid-in capital was increased by $17,441. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1997 have been restated to reflect the reverse stock split.