Form 10QSB
period 1998-10-31
UNION 69 LTD
filed 1999-06-11
CIK 748824

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:          October 31, 1998
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                       October 31,      July 31,
                                                       -----------    -----------
                                                           1998           1998
                                                       -----------    -----------
ASSETS .............................................   $      --      $      --
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $       627    $       627
                                                       -----------    -----------

          Total Liabilities ........................           627            627
                                                       -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001), 5,000,000
  shares authorized, 657 shares issued at
  October 31, 1998 and July 31, 1998 ...............             1              1
Common stock (par value $.001), 50,000,000
  shares authorized, 1,377,647 shares issued
  and outstanding October 31, 1998 and
  July 31, 1998 ....................................         1,378          1,378
Capital in excess of par value .....................     2,935,436      2,935,436
Retained deficit ...................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .......        (3,456)        (3,456)
                                                       -----------    -----------

          Total Stockholders' Equity ...............          (627)          (627)
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $      --      $      --
                                                       ===========    ===========







     The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                  Cumulative
                                                                    Since
                                  For the Three Months Ended     Inception of
                                          October 31,             Development
                                 -----------------------------
                                     1998            1997            Stage
                                 -------------   -------------   -------------
Revenues .....................   $        --     $        --     $        --
                                 -------------   -------------   -------------

Expenses .....................            --              --             3,456
                                 -------------   -------------   -------------

       Net Loss ..............   $        --     $        --     $      (3,456)
                                 =============   =============   =============


Basic & Diluted loss per share   $        --     $        --
                                 =============   =============
























    The accompanying nots are an integral part of these financial statements.



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                           Since
                                                                                         Inception
                                                 For the three months ended                  of
                                                          October 31,                    Development
                                              ----------------------------------
                                                  1998                 1997                 Stage
                                              -------------        -------------        -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $        --          $        --          $      (3,456)
Increase (Decrease) in Accounts Payable ...            --                   --                   (839)
                                              -------------        -------------        -------------
  Net Cash Used in operating activities ...            --                   --                 (4,295)
                                              -------------        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --                   --                   --
                                              -------------        -------------        -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Capital Stock Issued ........            --                   --                  4,295
                                              -------------        -------------        -------------
  Net cash provided by financing activities            --                   --                  4,292
                                              -------------        -------------        -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --                   --                   --
Cash and Cash Equivalents
  at Beginning of Period ..................            --                   --                   --
                                              -------------        -------------        -------------
Cash and Cash Equivalents
  at End of Period ........................   $        --          $        --          $        --
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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ended July 31, 1999.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended October 31, 1998.

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