Form 10QSB
period 1999-04-30
UNION 69 LTD
filed 1999-06-11
CIK 748824

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:          April 30, 1999
                                            ----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                        April 30,       July 31,
                                                       -----------    -----------
                                                           1999           1998
                                                       -----------    -----------
ASSETS .............................................   $      --      $      --
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $       345    $       627
  Shareholder Advances .............................           312           --
                                                       -----------    -----------

          Total Liabilities ........................           657            627
                                                       -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001), 5,000,000
  shares authorized, 657 shares issued at
  April 31, 1999 and July 31, 1998 .................             1              1
Common stock (par value $.001), 50,000,000
  shares authorized, 1,377,647 shares issued
  and outstanding April 31, 1999 and
  July 31, 1998 ....................................         1,378          1,378
Capital in excess of par value .....................     2,935,436      2,935,436
Retained deficit ...................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .......        (3,486)        (3,456)
                                                       -----------    -----------

          Total Stockholders' Equity ...............          (657)          (627)
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $      --      $      --
                                                       ===========    ===========






     The accompanying notes are an integral part of these financial statements.



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                                  Cumulative
                                                                                                                     Since
                                     For the Three Months                      For the Nine Months                Inception of
                                            Ended                                    Ended
                                          April 30,                                April 30,                      Development
                            --------------------------------------   -------------------------------------
                                  1999                 1998                 1999                1998                 Stage
                            ------------------  ------------------   ------------------  ------------------   -------------------
Revenues                    $               -   $               -    $               -   $               -   $                  -
                            --------------------------------------   ------------------------------------------------------------

Expenses                                    -                   -                   30                  30                 3,486
                            ------------------  ------------------   ------------------  ------------------   -------------------

       Net Loss             $               -   $               -    $             (30)  $             (30)   $           (3,486)
                            ==================  ==================   ==================  ==================   ===================


Basic & Diluted
loss per share              $               -   $               -     $              -   $               -
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




                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Cumulative
                                                                               Since
                                                                             Inception
                                              For the nine months ended         of
                                                      April 31,             Development
                                             ----------------------------
                                                  1999           1998          Stage
                                             -------------  -------------  -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................  $        --    $        --    $      (3,486)
Increase (Decrease) in Accounts Payable ...           --             --           (1,121)
                                             -------------  -------------  -------------
  Net Cash Used in operating activities ...           --             --           (4,607)
                                             -------------  -------------  -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities           --             --             --
                                             -------------  -------------  -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........            312           --              312
Proceeds From Capital Stock Issued ........           --             --            4,295
                                             -------------  -------------  -------------
  Net cash provided by financing activities           --             --            4,607
                                             -------------  -------------  -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............           --             --             --
Cash and Cash Equivalents
  at Beginning of Period ..................           --             --             --
                                             -------------  -------------  -------------
Cash and Cash Equivalents
  at End of Period ........................  $        --    $        --    $        --
                                             =============  =============  =============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................  $        --    $        --    $        --
  Franchise and income taxes ..............            312           --            1,808

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 31, 1999
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended April 31, 1999, are not necessarily indicative of the results that may be expected for the year ended July 31, 1999.

NOTE 2 - SHAREHOLDER ADVANCES

           During April 1999 a majority shareholder advanced $312 to the Company.


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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended April 31, 1999.

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