Form 10KSB
period 1999-07-31
UNION 69 LTD
filed 1999-11-12
CIK 748824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: July 31, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 25
                                                          Exhibit Index Page: 23

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

           State issuer's revenues for its most recent fiscal year.  $       -
                                                                     ----------

     As of October 21, 1999, there were 1,377,647 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,932,814 computed by reference to the price at which the common equity was sold.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.   Description of Business.............................................4

Item 2.   Description of Property............................................13

Item 3.   Legal Proceedings..................................................14

Item 4.   Submission of Matters to a Vote of Security Holders................14


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........14

Item 6.   Management's Discussion and Analysis or Plan of Operations.........15

Item 7.   Financial Statements...............................................17

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...............................................17

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................17

Item 10.  Executive Compensation.............................................19

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....21

Item 12.  Certain Relationships and Related Transactions.....................22

Item 13.  Exhibits and Reports on Form 8-K...................................23

                                     PART I




                         ITEM 1 DESCRIPTION OF BUSINESS



General

Plaza Group, Inc., hereafter referred to as the "Company" was incorporated in the State of Delaware on April 24, 1984 for the purpose of investing in any type and all types of properties or business.

On November 7, 1984 the United States Securities and Exchange Commission granted an effective date to a registration statement on Form S-18 filed by the Company in the Denver office, as Commission File Number 2-91824-D. The registration statement was for an offering of 800,000 Units at $0.50 per unit. Each unit consisted of one share of common stock with a par value of $0.001 and one warrant to purchase one shares of common stock at $2.00 per share, exercisable any time within two years of the effective date of the offering.

The warrants were detachable from the units following the date of the offering, November 7, 1984. In April 23,1985, the Company completed a public offering of 800,000 units. An offering price of $0.50 per unit had arbitrarily been determined by the Company.

Total proceeds of the sale of 800,000 units was $400,000 and offering expenses amounting to $75,799 were offset against capital in excess of par value March 31, 1987, all the warrants were issued and outstanding. The Company authorized the issuance of up to 400,000 warrants to purchase an aggregate of 400,000 shares of common stock. The warrants expired January 6, 1988.

The offering filed by the Company was a "blank" check offering and since the date of incorporation the company has not engaged in any meaningful business and is considered a development stage company. The company ceased all operating activities during the period from July 31,1987 to March 24,1996 and was considered dormant.

On April 2, 1996, the Company obtained a Certificate of renewal from the State of Delaware. On April 2,1996 the Company obtained a certificate of amendment of "Plaza Group, Inc.," changing the name from Plaza Group, Inc., to "Union 69,Ltd".

On December 26,1986, the Company's first amendment to the Certificate of Incorporation of Chicken Hock Inc., "Article I" the corporation name shall be "Plaza Group, Inc".

The Company is actively seeking acquisition candidates.

The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Delaware Corporation Code. The Company can be defined as a "low profile " company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein may classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

General Business Plan

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of who is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among them selves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the

Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company, which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the Board of Directors without shareholder approval may effectuate such a transaction.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be void able, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.


Competition

The Company will remain an insignificant participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately one hundred hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks

The Company's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss, which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.



                         ITEM 2 DESCRIPTION OF PROPERTY



           The Company maintains a corporate office at P.O. Box 8029, CasteJon Drive, La Jolla, California. The company owns no real property. As of July 31, 1999, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                            ITEM 3 LEGAL PROCEEDINGS



           The Company is not engaged in any legal proceedings.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



           No matters were subject to a vote of security holders during the fiscal year 1999, through the solicitation of proxies.



                                     PART II




                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

           As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                              1999               High      Low

                   First quarter                 *         *
                   Second quarter                *         *
                   Third quarter                 *         *
                   Fourth quarter                *         *

                              1998               High      Low

                   First quarter                 *         *
                   Second quarter                *         *
                   Third quarter                 *         *
                   Fourth quarter                *         *


     * No quotations reported

     The above quotations reflect inter-dealer  prices,  without retail mark-up,
     markdown,   or  commission  and  may  not  necessarily   represent   actual
     transactions.

** As of July 31, 1999 there were approximately 310 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.





                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS




Results of Operations - Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations. No operations were conducted and no revenues were generated in the fiscal year. The Company at year-end had no capital and only minimal cash, and no other assets whatsoever. During the fiscal year ended July 31, 1999, the Company incurred general and administrative expenses and consulting fees.

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

The management of the Company does not believe that inflation has had any material effect on the Company during the year ended July 31, 1999.

Year 2000 issues- "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's minimal operations; the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.

The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

                                    PART III




               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

           The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name    Age        Office                      Term of Office
--------------------------------------------------------------------------------

Michael Johnson    33   President/V.P./Director        March 24, 1996 to Present

Barbara Tersptra   60   Secretary/Treasurer/Director   March 24, 1996 to Present

Director's Name    Age        Office                      Term of Office
--------------------------------------------------------------------------------
Erma Johnson       80   Director                       March 24, 1996 to Present


           The term of office of each director and executive officer ends at or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been employed is an affiliate, parent or subsidiary of the Company.

Business Experience

Michael Johnson has served the Company as Director since March 24, 1996 and President/Vice President/Director since June 10, 1997 to present and has served as Director of Voyager Group, Ltd. since July 21, 1996 to present. Mr. Johnson graduated from Lake Forest College, Lake Forest, Illinois, in 1988 with a B.S. degree in Business Administration. Mr Johnson was arb officer, commex commodities with Mel Schnell and Company, World Trade Center New York from 1988 to 1991. Mr Johnson was founder, chief executive officer and principle owner of JNSN a nymex commodities trading firm World Trade Center New York from 1991 until it was acquired by York Commodities in 1993. In 1998 Mr. Johnson traded on the NASDAQ and NYSE with spear leads ready system through July 1999. Mr. Johnson is presently managing and seeking merger partner for Union 69.

Barbara Tersptra has served the Company as Director since March 24, 1996 and Secretary Treasurer since June 10, 1997 to present. Mrs. Tersptra is a graduate of the University of Utah. Mrs. Tersptra is the founder, CEO and principal owner of JC Technical Institute from 1962 to 1987. From 1987 to 1991 Mrs. Teresptra was co-chairman Ballet West finance committee soliciting contributions in and around Salt Lake City, Utah. Mrs. Teresptra retired 1991.

Erma Johnson has served the Company as Director since March 24, 1996 to present. Mrs Johnson received her B.A. degree in business Administration at the University of Utah. In 1943 Mrs Johnson was National Vice Chairman - Committee to Elect harry Truman President of the United States. During 1972 Mrs. Johnson served as Utah Chairman to Elect Orrin Hatch, as a United States Senator. During 1980 Mrs. Johnson served on the committee to Elect Ronald Regan, president of the United States. From 1984 to 1987 Mrs. Johnson served as a Director of Utah Bank and Trust which was later acquired by First Security Bank. Mrs. Johnson volunteered for the finance committee Ballet West from 1989 to 1990.



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

           The Company accrued a total of $0.00 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $0.00. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

           The Company does not have any employee incentive stock option plans.

           There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                           Annual Compensation Awards


Name and        Year            Salary ($)      Bonus($)        Other           Restricted      Securities
Principal                                                       Annual          Stock           Underlying
Position                                                        Compensatio     Award(s) ($)    Options/
                                                                n ($)                           SARs (#)
-------------------------------------------------------------------------------------------------------------
Michael
Johnson
President       1999                  0               0               0               0               0
-------------------------------------------------------------------------------------------------------------
Vice            1999                  0               0               0               0               0
President
-------------------------------------------------------------------------------------------------------------




Name and        Year            Salary ($)      Bonus($)        Other           Restricted      Securities
Principal                                                       Annual          Stock           Underlying
Position                                                        Compensatio     Award(s) ($)    Options/
                                                                n ($)                           SARs (#)
-------------------------------------------------------------------------------------------------------------
Barbara
Tersptra
Secretary       1999                  0               0               0               0               0
-------------------------------------------------------------------------------------------------------------
Treasure        1999                  0               0               0               0               0
-------------------------------------------------------------------------------------------------------------



Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year        (None)

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                              Cash Compensation Security Grants

Name                   Annual       Meeting      Consulting     Number         Number of Securities
                       Retainer     Fees ($)     Fees/Other     of             Underlying
                       Fees ($)                  Fees ($)       Shares         Options/SARs(#)
                                                                (#)
---------------------------------------------------------------------------------------------------
A. Director               0            0               0            0*                      0
Erma Johnson
---------------------------------------------------------------------------------------------------
B. Director               0            0               0            0*                      0
Michael Johnson
---------------------------------------------------------------------------------------------------
C. Director               0            0               0            0*                      0
Barbara Tersptra
---------------------------------------------------------------------------------------------------
  *  See "Compensation Table of Executives"

                ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

The following tables set forth information, as of July 31, 1999, with respect to the beneficial ownership of the Company's $0.001 par value common and $0.001 par value preferred stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.

    Stock        Names and Address                Beneficial           Percent
Title of Class   of Beneficial Owner              Ownership           of Class
--------------------------------------------------------------------------------
Common           Michael Johnson                      0                  0%
                 President/Vice President
                 Director
                 6388 Castejon.
                 La Jolla, Ca 92037

Common           Barbara Tersptra                     0                  0%
                 Director
                 Secretary
                 Treasure
                 Zion's
                 241 N.Vine
                 #509 E.T
                 SLC, Utah 84103



Common           Erma Johnson                          0                  0%
                 Director
                 Zion's
                 241 N. Vine
                 # 406 W.T

                 SLC  Utah
Officers and Directors as a group                      0                    0%








                                                           # of
Name and Address                  Nature of               Shares
of Beneficial Owners              Ownership               Owned         Percent
--------------------------------------------------------------------------------

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



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



  As of July 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a)         The following documents are filed as part of this report.

1.          Financial Statements                                           Page

Report of Robison, Hill & Co., Independent Certified Public Accountants     F-1

Balance Sheets as of July 31, 1999, and 1998                                F-2

Statements of Operations for the years ended
     July 31, 1999, and 1998                                                F-3

Statement of Stockholders' Equity for the years ended
     July 31, 1999, and 1998                                                F-4

Statements of Cash Flows for the years ended
     July 31, 1999, and 1998                                                F-5

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

(1) Incorporated by reference.


  (b) No reports on Form 8-K were filed during the three months ended July 31, 1999.

                                   SIGNATURES




           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                 UNION 69, LTD.


Dated: November 12, 1999                 By  /S/     Michael Johnson
                                         --------------------------------------
                                         Michael Johnson
                                         President, V.P., & Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of November, 1999.

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

/S/     Barbara Tersptra
Barbara Tersptra                         Secretary, Treasurer & Director


/S/     Erma Johnson
Erma Johnson                             Director

                          INDEPENDENT AUDITOR'S REPORT


UNION 69, LTD.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Union 69, LTD. (a development stage company) as of July 31,1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union 69, LTD. (a development stage company) as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted


                                        /S/ ROBISON, HILL & CO.
                                        ________________________________
                                        Certified Public Accountants

Salt Lake City, Utah
October 21, 1999

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                             July 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

Assets: ......................................     $      --        $      --
                                                   ===========      ===========

Liabilities - Accounts Payable ...............     $     1,230      $       627
Shareholder Advances .........................           2,827             --
                                                   -----------      -----------

     Total Liabilities .......................           4,057              627

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 657 shares issued at
    July 31, 1999 and July 31, 1998 ..........               1                1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 1,377,647 shares issued at
    July 31, 1999 and July 31, 1998 ..........           1,378            1,378
  Paid-In Capital ............................       2,935,436        2,935,436
  Retained Deficit ...........................      (2,933,986)      (2,933,986)
  Deficit Accumulated During the
    Development Stage ........................          (6,886)          (3,456)
                                                   -----------      -----------

     Total Stockholders' Equity ..............          (4,057)            (627)
                                                   -----------      -----------

     Total Liabilities and
       Stockholders' Equity ..................     $      --        $      --
                                                   ===========      ===========






     The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                     Cumulative
                                                                        Since
                                                                      Inception
                                             For the year ended          of
                                                   July 31,          Development
                                            ---------------------
                                             1999          1998         Stage
                                            -------       -------       -------
Revenues: ............................      $  --         $  --         $  --

Expenses: ............................        3,430           275         6,886
                                            -------       -------       -------

     Net Loss ........................      $(3,430)      $  (275)      $(6,886)
                                            -------       -------       -------

Basic & Diluted loss per share .......      $  --         $  --
                                            =======       =======
























   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                      During
                                  Preferred Stock              Common Stock            Paid-In       Retained      Development
                               Shares       Par Value       Shares      Par Value      Capital        Deficit         Stage
                            -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance at
  July 31, 1998 .........           690    $         1       387,647   $       388   $ 2,936,426    $(2,933,986)   $      --

January 21, 1998
  Conversion of
  Preferred Stock .......           (33)          --         990,000           990          (990)          --             --

Net Loss ................          --             --            --            --            --             --             (275)
                            -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance at
 July 31, 1998 ..........           657              1     1,377,647         1,378     2,935,436      2,933,986         (3,456)

Net Loss ................          --             --            --            --            --             --           (3,430)
                            -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance at
 July 31, 1999 ..........           657    $         1     1,377,647   $     1,378   $ 2,935,436    $ 2,933,986    $    (6,886)
                            ===========    ===========   ===========   ===========   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                      Cumulative
                                                                        Since
                                                                      Inception
                                                For the years ended       of
                                                       July 31,      Development
                                                -------------------
                                                 1999        1998        Stage
                                                -------     -------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ...................................    $(3,430)    $  (275)    $(6,886)
Increase (Decrease) in Accounts Payable ....        603         275        (239)
                                                -------     -------     -------

  Net Cash Used in operating activities ....     (2,827)       --        (7,125)
                                                -------     -------     -------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities .....................       --          --          --
                                                -------     -------     -------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds From Shareholder Advances .........      2,827        --         2,827
Proceeds From Capital Stock Issued .........       --          --         4,295
                                                -------     -------     -------

Net Cash Provided by
  Financing Activities .....................      2,827        --         7,125
                                                -------     -------     -------

Net (Decrease) Increase in
  Cash and Cash Equivalents ................       --          --          --
Cash and Cash Equivalents
  at Beginning of Period ...................       --          --          --
                                                -------     -------     -------

Cash and Cash Equivalents
  at End of Period .........................    $  --       $  --       $  --
                                                =======     =======     =======

                                 UNION 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                      Cumulative
                                                                        Since
                                                                      Inception
                                                For the years ended       of
                                                       July 31,      Development
                                                -------------------
                                                 1999        1998        Stage
                                                -------     -------     -------

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest .................................    $  --       $  --       $  --
  Franchise and income taxes ...............         90        --         1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

  None


















   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED July 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Union 69, LTD. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Delaware on April 24, 1984. The Company ceased all operating activities during the period from July 31, 1987 to March 23 1996 and was considered dormant. On March 24, 1996, the company issued 700 shares of Preferred Stock (Convertible to 21,000,000 shares Common). On April 2, 1996, the Company obtained a Certificate of renewal from the State of Delaware. Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations.

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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED July 31, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                                 Income      Shares      Amount
                                              (Numerator) (Denominator)

                                               For the year ended July 31, 1999
Basic Loss per Share
Loss to common shareholders ................    $(3,430)    1,377,647   $  --
                                                =======     =======     =======

                                               For the year ended July 31, 1998
Basic Loss per Share
Loss to common shareholders ................    $  (275)    1,377,647   $  --
                                                =======     =======     =======

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for 1999 and 1998 and are thus not considered.

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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED July 31, 1999 AND 1998
                                   (Continued)


NOTE 3 - INCOME TAXES

         As of July 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

         As of July 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.