Form 10QSB
period 1999-10-31
UNION 69 LTD
filed 1999-12-01
CIK 748824

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


          For Quarter Ended                   Commission File Number

          October 31, 1999                          2-91824-D


                                  Union 69, Ltd

             (Exact name of registrant as specified in its charter)


                 Delaware                            84-1398190
         (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

               Box 8029 CasteJon Drive La Jolla, California 92038

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 1-858-456-7176


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  X ;   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at October 31, 1999

Common stock:                                       1,377,647
$0.001 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    (Unaudited)
                                                     October 31,      July 31,
                                                     -----------    -----------
                                                         1999           1999
                                                     -----------    -----------
ASSETS ...........................................   $      --      $      --
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ...............................   $     1,230    $     1,230
  Shareholder Advances ...........................   $     2,827    $     2,827
                                                     -----------    -----------

      Total Liabilities ..........................         4,057          4,057
                                                     -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001), 5,000,000
  shares authorized, 657 shares issued at
  October 31, 1999 and July 31, 1999 .............             1              1
Common stock (par value $.001), 50,000,000
  shares authorized, 1,377,647 shares issued
  and outstanding October 31, 1999 and
  July 31, 1999 ..................................         1,378          1,378
Capital in excess of par value ...................     2,935,436      2,935,436
Retained deficit .................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .....        (6,886)        (6,886)
                                                     -----------    -----------

      Total Stockholders' Equity .................        (4,057)        (4,057)
                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity .   $      --      $      --
                                                     ===========    ===========







     The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                  Cumulative
                                                                    Since
                                  For the Three Months Ended     Inception of
                                          October 31,             Development
                                 -----------------------------
                                     1999            1998            Stage
                                 -------------   -------------   -------------
Revenues .....................   $        --     $        --     $        --
                                 -------------   -------------   -------------

Expenses .....................            --              --             6,886
                                 -------------   -------------   -------------

       Net Loss ..............   $        --     $        --     $      (6,886)
                                 =============   =============   =============


Basic & Diluted loss per share   $        --     $        --
                                 =============   =============
























    The accompanying nots are an integral part of these financial statements.



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                           Since
                                                                                         Inception
                                                 For the three months ended                  of
                                                          October 31,                    Development
                                              ----------------------------------
                                                  1999                 1998                 Stage
                                              -------------        -------------        -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $        --          $        --          $      (6,886)
Increase (Decrease) in Accounts Payable ...            --                   --                   (239)
                                              -------------        -------------        -------------
  Net Cash Used in operating activities ...            --                   --                 (7,125)
                                              -------------        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --                   --                   --
                                              -------------        -------------        -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........            --                   --                  2,827
Proceeds From Capital Stock Issued ........            --                   --                  4,295
                                              -------------        -------------        -------------
  Net cash provided by financing activities            --                   --                  7,125
                                              -------------        -------------        -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --                   --                   --
Cash and Cash Equivalents
  at Beginning of Period ..................            --                   --                   --
                                              -------------        -------------        -------------
Cash and Cash Equivalents
  at End of Period ........................   $        --          $        --          $        --
                                              =============        =============        =============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................   $        --          $        --          $        --
  Franchise and income taxes ..............            --                   --                  1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

   The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

Organization:

     Plaza  Group,   Inc.,   hereinafter   referred  to  as  the  "Company"  was
incorporated on April 24, 1984 under the laws of the State of Delaware for the principal purpose of engaging in any and all types of business or properties.

      General

         On November 7, 1984 the United States Securities and Exchange Commission granted an effective date to a registration statement on Form S-18 filed by the Company in the Denver office, as Commission File Number 2-91824-D. The registration statement was for an offering of 800,000 Units at $0.50 per unit.

              The offering filed by the Company was a "Blank Check" offering and since the date of incorporation the company has not engaged in any meaningful business and is considered a development stage company. The company ceased all operating activities during the period from July 31,1987 to March 24,1996 and was considered dormant.

     The proposed business activities described herein may classify the Company as a "Blank Check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "Blank Check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein

     On April 2, 1996, the Company obtained a certicate of renewal from the State of Delaware. On April 2, 1996 the Compnay obtained a certificate of amendent of "Plaza Group, Inc., changing the name from Plaza group, Inc to Union 69, Ltd".

Nature of Business:

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

Cash and Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates:

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

Loss per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                                 Income      Shares      Amount
                                              (Numerator) (Denominator)

                                    For the three months ended October 31, 1999
Basic Loss per Share
Loss to common shareholders ................    $  --     1,377,647   $  --
                                                =======   =========   =======

                                    For the three months ended October 31, 1998
Basic Loss per Share
Loss to common shareholders ................    $  --     1,377,647   $  --
                                                =======   =========   =======

     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 1999 and 1998 and are thus not considered.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General- this discusses should be read in conjunction with management's Discussion and Analysis of Financial Conditions and results in the Company's annual report on Form 10 KSB for the year ended July 31, 1999.

Results of Operations-- For quarter ended October 31, 1999 compared to same period in 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999.

The Company has no current business operations. The Company had no expenses for the three-month period ended October 31, 1999 and 1998. The Comapny had no revenues for the three month period ended October 31, 1999 and 1998. The Company recorded no loss or profit for the three month period ended October 31, 1999 and 1998. Losses on operations may occur until sufficient revenues can be achieved.

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

     Because management controls 93.47% of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

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

     The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Default Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended October 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Union 69, Ltd



Date:  December 3, 1999

By: /S/ Michael Johnson
    --------------------------
    Michael Johnson, President
   (Principal Financial and
    Accounting Officer)