Form 10QSB
period 2000-01-31
UNION 69 LTD
filed 2000-03-16
CIK 748824

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


          For Quarter Ended                   Commission File Number

          January 31, 2000                          2-91824-D


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

Class                                      Outstanding at January 31, 2000

Common stock:                                       1,377,647
$0.001 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 UNION 69, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    (Unaudited)
                                                     January 31,      July 31,
                                                     -----------    -----------
                                                         2000           1999
                                                     -----------    -----------
ASSETS ...........................................   $      --      $      --
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ...............................   $     2,212    $     1,230
  Shareholder Advances ...........................         4,695          2,827
                                                     -----------    -----------

      Total Liabilities ..........................         6,907          4,057
                                                     -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001), 5,000,000
  shares authorized, 657 shares issued at
  January 31, 2000 and July 31, 1999 .............             1              1
Common stock (par value $.001), 50,000,000
  shares authorized, 1,377,647 shares issued
  and outstanding January 31, 2000 and
  July 31, 1999 ..................................         1,378          1,378
Capital in excess of par value ...................     2,935,436      2,935,436
Retained deficit .................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .....        (9,736)        (6,886)
                                                     -----------    -----------

      Total Stockholders' Equity .................        (6,907)        (4,057)
                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity .   $      --      $      --
                                                     ===========    ===========







     The accompanying notes are an integral part of these financial statements.

                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                                  Cumulative
                                                                                                                     Since
                                     For the Three Months                      For the Six Months                Inception of
                                           Ended                                     Ended
                                         January 31,                              January 31,                     Development
                            -------------------------------------------------------------------------------
                                  2000                 1999                2000                 1999                   Stage
                            ------------------  ------------------   ------------------  ------------------   -------------------
Revenues                     $            --    $             --     $             --    $             --     $              --
                            --------------------------------------   ------------------  ------------------   -------------------

Expenses                                 2.850                  30                2,850                  30                 9,736
                            ------------------  ------------------   ------------------  ------------------   -------------------

       Net Loss             $           (2,850) $              (30)  $           (2,850) $              (30)  $            (9,736)
                            ==================  ==================   ==================  ==================   ===================


Basic & Diluted
loss per share               $            --    $             --     $             --    $             --
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



                                 UNION 69, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                           Since
                                                                                         Inception
                                                 For the six months ended                    of
                                                          January 31,                    Development
                                              ----------------------------------
                                                  2000                 1999                 Stage
                                              -------------        -------------        -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $      (2,850)       $         (30)       $      (9,736)
Increase (Decrease) in Accounts Payable ...             982                   30                  746
                                              -------------        -------------        -------------
  Net Cash Used in operating activities ...          (1,868)                --                 (8,990)
                                              -------------        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --                   --                   --
                                              -------------        -------------        -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........           1,868                 --                  4,695
Proceeds From Capital Stock Issued ........            --                   --                  4,295
                                              -------------        -------------        -------------
  Net cash provided by financing activities           1,868                 --                  8,990
                                              -------------        -------------        -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --                   --                   --
Cash and Cash Equivalents
  at Beginning of Period ..................            --                   --                   --
                                              -------------        -------------        -------------
Cash and Cash Equivalents
  at End of Period ........................   $        --          $        --          $        --
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

                                 UNION 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

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

Loss per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                                 Income      Shares      Amount
                                              (Numerator) (Denominator)

                                    For the six months ended January 31, 2000
Basic Loss per Share
Loss to common shareholders ................    $(2,850)  1,377,647   $  --
                                                =======   =========   =======

                                    For the three months ended January 31, 1999
Basic Loss per Share
Loss to common shareholders ................    $(2,850)  1,377,647   $  --
                                                =======   =========   =======

     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2000 and 1999 and are thus not considered.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General- this discusses should be read in conjunction with management's Discussion and Analysis of Financial Conditions and results in the Company's annual report on Form 10 KSB for the year ended July 31, 1999.

Results of Operations-- For quarter ended January 31, 2000 compared to same period in 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

The Company has no current business operations. The Company had $2,850 and $30 in expenses for the three month period ended January 31, 2000 and 1999. The Comapny had no revenues for the three month period ended January 31, 2000 and 1999. The Company recorded a loss of $2,850 and $30 for the three month period ended January 31, 2000 and 1999. Losses on operations may occur until sufficient revenues can be achieved.

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

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended January 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Union 69, Ltd



Date:  March 15, 2000

By: /S/ Michael Johnson
    --------------------------
    Michael Johnson, President
   (Principal Financial and
    Accounting Officer)