Form 10QSB
period 2000-04-30
UNION 69 LTD
filed 2000-06-14
CIK 748824

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


          For Quarter Ended                   Commission File Number

            April 30, 2000                          2-91824-D


                             Save On Meds.com, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                            84-1398190
         (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

               Box 8029 CasteJon Drive La Jolla, California 92038
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 1-858-456-7176
       ------------------------------------------------------------------

                                  Union 69, LTD
                                  -------------
                                  (Former name)

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

Class                                      Outstanding at April 30, 2000

Common stock:                                       1,377,647
$0.001 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SAVE ON MEDS.COM, INC
                            (FORMERLY UNION 69, LTD.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    (Unaudited)
                                                      April 30,      July 31,
                                                     -----------    -----------
                                                         2000           1999
                                                     -----------    -----------
ASSETS ...........................................   $      --      $      --
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ...............................   $        30    $     1,230
  Shareholder Advances ...........................         6,877          2,827
                                                     -----------    -----------

      Total Liabilities ..........................         6,907          4,057
                                                     -----------    -----------

Stockholders' Equity
Preferred stock (par value $.001), 5,000,000
  shares authorized, 657 shares issued at
  January 31, 2000 and July 31, 1999 .............             1              1
Common stock (par value $.001), 50,000,000
  shares authorized, 1,377,647 shares issued
  and outstanding April 30, 2000 and
  July 31, 1999 ..................................         1,378          1,378
Capital in excess of par value ...................     2,935,436      2,935,436
Retained deficit .................................    (2,933,986)    (2,933,986)
Deficit accumulated during development stage .....        (9,736)        (6,886)
                                                     -----------    -----------

      Total Stockholders' Equity .................        (6,907)        (4,057)
                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity .   $      --      $      --
                                                     ===========    ===========







     The accompanying notes are an integral part of these financial statements.

                             SAVE ON MEDS.COM, INC
                            (FORMERLY UNION 69, LTD.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                                  Cumulative
                                                                                                                     Since
                                     For the Three Months                      For the Nine Months                Inception of
                                       Ended April 30,                           Ended April 30,                  Development
                            --------------------------------------   --------------------------------------
                                  2000                 1999                2000                 1999                   Stage
                            ------------------  ------------------   ------------------  ------------------   -------------------
Revenues                     $            --    $             --     $             --    $             --     $              --
                            --------------------------------------   ------------------  ------------------   -------------------

Expenses                                  --                  --                  2,850                  30                 9,736
                            ------------------  ------------------   ------------------  ------------------   -------------------

       Net Loss             $             --    $              --    $           (2,850) $              (30)  $            (9,736)
                            ==================  ==================   ==================  ==================   ===================


Basic & Diluted
loss per share               $            --    $             --     $             --    $             --
                            ==================  ==================   ==================  ==================






















    The accompanying nots are an integral part of these financial statements.


                             SAVE ON MEDS.COM, INC
                            (FORMERLY UNION 69, LTD.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                           Since
                                                                                         Inception
                                                 For the nine months ended                   of
                                                          April 30,                      Development
                                              ----------------------------------
                                                  2000                 1999                 Stage
                                              -------------        -------------        -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $      (2,850)       $         (30)       $      (9,736)
Increase (Decrease) in Accounts Payable ...          (1,200)                (282)              (1,436)
                                              -------------        -------------        -------------
  Net Cash Used in operating activities ...          (4,050)                (312)             (11,172)
                                              -------------        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities            --                   --                   --
                                              -------------        -------------        -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........           4,050                  312                6,877
Proceeds From Capital Stock Issued ........            --                   --                  4,295
                                              -------------        -------------        -------------
  Net cash provided by financing activities           4,050                 --                 11,172
                                              -------------        -------------        -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............            --                   --                   --
Cash and Cash Equivalents
  at Beginning of Period ..................            --                   --                   --
                                              -------------        -------------        -------------
Cash and Cash Equivalents
  at End of Period ........................   $        --          $        --          $        --
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

                             SAVE ON MEDS.COM, INC
                            (FORMERLY UNION 69, LTD.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2000, are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

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

     The proposed business activities described herein may classify the Company as a "Blank Check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "Blank Check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein

     On April 2, 1996, the Company obtained a certicate of renewal from the State of Delaware. On April 2, 1996 the Compnay obtained a certificate of amendent of "Plaza Group, Inc., changing the name from Plaza group, Inc to Union 69, Ltd. On March 2, 2000 the Company changed its name to Save On Meds.Com, Inc.

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

Loss per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                                 Income      Shares      Amount
                                              (Numerator) (Denominator)

                                        For the nine months ended April 30, 2000
Basic Loss per Share
Loss to common shareholders ................    $(2,850)  1,377,647   $  --
                                                =======   =========   =======

                                        For the nine months ended April 30, 1999
Basic Loss per Share
Loss to common shareholders ................    $   (30)  1,377,647   $  --
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

Results of Operations-- For quarter ended April 30, 2000 compared to same period in 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

The Company has no current business operations. The Company had $-0- and $-0- in expenses for the three month period ended April 30, 2000 and 1999. The Comapny had no revenues for the three month period ended April 30, 2000 and 1999. The Company recorded a loss of $2,850 and $30 for the nine month period ended January 31, 2000 and 1999. Losses on operations may occur until sufficient revenues can be achieved.

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

     The Company did not file a report on Form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAVE ON MEDS.COM, INC
                            (FORMERLY UNION 69, LTD.)



Date:  June 14, 2000

By: /S/ Michael Johnson
    --------------------------
    Michael Johnson, President
   (Principal Financial and
    Accounting Officer)