Form 10KSB
period 2000-07-31
UNION 69 LTD
filed 2000-11-22
CIK 748824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: July 31, 2000

                                       or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ To _________________


                        Commission file number 2-91824-D
                                               ---------

                            MY MEDS EXPRESS.COM, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

         Delaware                                        84-1398190
------------------------------                         ---------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

                        BOX 8029, La Jolla, CA 92037-8029
              (Address of principal executive offices) (Zip code)


Issuer's telephone number   (619) 456-7176
                            ---------------

                                  Union 69,Ltd
                          -----------------------------
                   (Former Name, if changed since last report)


Securities registered under Section 12(b) of the Act:

                          Common Stock Par Value $0.001
                          -----------------------------
                                (Title of class)

Securities registered under Section 12(g) of the Act:  NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                        Total pages:     23
                                                                        ----
                                                 Exhibit Index Page:     22
                                                                        ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $         --
                                                               -------------

     As of November 11, there were 2,177,647 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,934,611 computed by reference to the price at which the common equity was sold.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property..............................................13

Item 3.  Legal Proceedings....................................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............14

Item 6.  Management's Discussion and Analysis or Plan of Operations...........15

Item 7.  Financial Statements.................................................17

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................17

Item 10. Executive Compensation...............................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management.......19

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits and Reports on Form 8-K.....................................21

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

On April 2, 1996, the Company obtained a Certificate of renewal from the State of Delaware. On April 2,1996 the Company obtained a certificate of amendment of "Plaza Group, Inc.," changing the name from Plaza Group, Inc., to "Union 69,Ltd". On March 2, 2000 the Company changed its name from Union 69,Ltd. to Save on Meds.Com, Inc. On August 3, 2000 the Company changed its name to My Meds Express.Com, Inc.

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

Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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



                         ITEM 2 DESCRIPTION OF PROPERTY



     The Company maintains a corporate office at P.O. Box 8029, CasteJon Drive, La Jolla, California. The company owns no real property. As of July 31, 2000, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3 LEGAL PROCEEDINGS



              The Company is not engaged in any legal proceedings.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were subject to a vote of security holders during the fiscal year 2000, through the solicitation of proxies.

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

                 2000                     High                 Low

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

** As of July 31, 2000 there were approximately 310 record holders of the Company's common Stock.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.



                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


Results of Operations - Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations. No operations were conducted and no revenues were generated in the fiscal year. The Company at year-end had no capital and only minimal cash, and no other assets whatsoever. During the fiscal year ended July 31, 2000, the Company incurred general and administrative expenses and consulting fees.

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

The management of the Company does not believe that inflation has had any material effect on the Company during the year ended July 31, 2000.

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

                                    PART III



               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's       Age    Office                          Term of Office
Name

Michael Johnson   34   President/V.P./Director       March 24, 1996 to Present

Barbara Tersptra  61   Secretary/Treasurer/Director  March 24, 1996 to Present

Erma Johnson ...  81   Director                      March 24, 1996 to Present


     The term of office of each director and executive officer ends at or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been employed is an affiliate, parent or subsidiary of the Company.

Business Experience

Michael Johnson has served the Company as Director since March 24, 1996 and President/Vice President/Director since June 10, 1997 to present and has served as Director of Voyager Group, Ltd. since July 21, 1996 to present. Mr. Johnson graduated from Lake Forest College, Lake Forest, Illinois, in 1988 with a B.S. degree in Business Administration. Mr Johnson was arb officer, commex commodities with Mel Schnell and Company, World Trade Center New York from 1988 to 1991. Mr Johnson was founder, chief executive officer and principle owner of JNSN a nymex commodities trading firm World Trade Center New York from 1991 until it was acquired by York Commodities in 1993. In 1998 Mr. Johnson traded on the NASDAQ and NYSE with spear leads ready system through July 1999. Mr. Johnson is presently managing and seeking merger partner for My Meds Express.Com (formerly Union 69, LTD).

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

     The Company accrued a total of $0.00 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $0.00. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                           Annual Compensation Awards


Name and     Year    Salary ($)    Bonus($)   Other Annual  Restricted    Securities
--------     ----    ----------    --------   ------------  ----------    ----------
Principal                                     Compensation  Stock         Underlying
---------                                     ------------  -----         ----------
Position                                      ($)           Award(s) ($)  Options/
--------                                      -----         ------------  --------
                                                                          SARs (#)
Michael      2000        0            0           0            0             0
-------      ----        -            -           -            -             -
Johnson
-------
President
---------

Vice         2000        0             0           0           0             0
----         ----        -             -           -           -             -
President

             2000        0             0           0           0             0
             ----        -             -           -           -             -

Barbara      2000        0             0           0           0             0
-------      ----        -             -           -           -             -
Tersptra
--------

Secretary    2000        0             0           0           0             0
---------    ----        -             -           -           -             -






Treasure     2000        0             0           0           0             0
--------     ----        -             -           -           -             -



Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year        (None)

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                        Cash Compensation Security Grants

Name            Annual    Meeting   Consulting  Number   Number of Securities
----            ------    -------   ----------  ------   --------------------
                Retainer  Fees ($)  Fees/Other  of       Underlying
                --------  --------  ----------  ----     ----------
                Fees ($)            Fees        Shares   Options/SARs(#)


A. Director       0         0          0          0*          0
                  -         -          -          -           -
Erma Johnson

B. Director       0         0          0          0*          0
                  -         -          -          -           -
Michael Johnson

C. Director       0         0          0          0*          0
                  -         -          -          -           -

Barbara Tersptra
  *  See "Compensation Table of Executives"



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

The following tables set forth information, as of July 31, 2000, with respect to the beneficial ownership of the Company's $0.001 par value common and $0.001 par value preferred stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.


                                              # of
Name and Address           Nature of          Shares
of Beneficial Owners       Ownership          Owned             Percent
--------------------------------------------------------------------------------

No beneficial owner


                                              # of
Name and Address           Nature of          Shares
of Beneficial Owners       Ownership          Owned              Percent
--------------------------------------------------------------------------------

Directors

Erma Johnson               Preferred Stock    630                100.00%

All Executive Officers
and Directors as a Group
  (5 persons)              Preferred Stock    630                100.00%


Ms. Johnson owns 100% of the Convertible Preferred Series C 1996 stock. The stock is convertible into 18,900,000 shares of the Company's Common Stock and voting rights equal to18,900,000 votes (93.47%). There have been no common shares issued to any of the directors of the Company.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of July 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a) The following documents are filed as part of this report.

1.  Financial Statements                                                    Page

Report of Robison, Hill & Co., Independent Certified Public Accountants      F-1

Balance Sheets as of July 31, 2000 and 1999                                  F-2

Statements of Operations for the years ended
     July 31, 2000 and 1999                                                  F-3

Statement of Stockholders' Equity Since
     April 24, 1984 (inception) July 31, 2000                                F-4

Statements of Cash Flows for the years ended
     July 31, 2000 and 1999                                                 F-10

Notes to Financial Statements                                               F-12


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

(1) Incorporated by reference.


(b) No reports on Form 8-K were filed during the three months ended July 31, 2000.

                                   SIGNATURES




     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                            MY MEDS EXPRESS.COM, INC.


Dated: November 22, 2000                 By  /S/     Michael Johnson
                                         ---------------------------
                                         Michael Johnson
                                         President, V.P., & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22th day of November, 2000.

Signatures                                   Title

/S/     Michael Johnson
Michael Johnson                              President, V.P., & Director
                                             (Principal Executive, Financial
                                             and Accounting Officer)

/S/     Barbara Tersptra
Barbara Tersptra                             Secretary, Treasurer & Director


/S/     Erma Johnson
Erma Johnson                                 Director

                           MY MEDS EXPRESS.COM , INC.

                            (Formerly Union 69, LTD)

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             JULY 31, 2000 AND 1999

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  July 31, 2000 and 1999...................................................F - 2

Statements of Operations for the
  Years Ended July 31, 2000 and 1999.......................................F - 3

Statement of Stockholders' Equity Since
 April 24, 1984 (Inception) to July 31, 2000...............................F - 4

Statements of Cash Flows for the
  Years Ended July 31, 2000 and 1999....................................  F - 10

Notes to Financial Statements.............................................F - 12

                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(Formerly Union 69, LTD.)
(A Development Stage Company)


     We have audited the accompanying balance sheets of My Meds Express.Com, Inc. (Formerly Union 69, LTD.) (a development stage company) as of July 31, 2000 and 1999, and the related statements of operations and cash flows for the two years ended July 31, 2000, and the statement of stockholders' equity from April 24, 1984(inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Meds Express.Com, Inc. (Formerly Union 69, LTD.) (a development stage company) as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 Respectfully submitted



                                                 /s/ ROBISON, HILL & CO.
                                                 Certified Public Accountants

Salt Lake City, Utah
November 11, 2000

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                              July 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------

Assets: ............................................  $      --     $      --
                                                      ===========   ===========

Liabilities - Accounts Payable .....................  $        60   $     1,230
Shareholder Advances ...............................        8,045         2,827
                                                      -----------   -----------

     Total Liabilities .............................        8,105         4,057
                                                      -----------   -----------

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 630 shares issued at July 31, 2000
     And 657 shares at July 31, 1999 ...............            1             1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 2,177,647 shares issued at July 31, 2000
    And 1,377,647 at July 31, 1999 .................        2,178         1,378
  Paid-In Capital ..................................    2,934,636    2,935, 436
  Retained Deficit .................................   (2,933,986)   (2,933,986)
  Deficit Accumulated During the
    Development Stage ..............................      (10,934)       (6,886)
                                                      -----------   -----------

     Total Stockholders' Equity ....................       (8,105)       (4,057)
                                                      -----------   -----------

     Total Liabilities and
       Stockholders' Equity ........................  $      --     $      --
                                                      ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                              Cumulative
                                                                Since
                                                              Inception
                                        For The Year Ended       of
                                          July 31,            Development
                                      ----------------------  -----------
                                          2000       1999       Stage
                                      -----------   --------  ---------
Revenues: .......................     $      --    $   --     $    --

Expenses: .......................           4,048      3,430     10,934
                                      -----------   --------  ---------

     Net Loss ...................     $    (4,048)  $ (3,430) $ (10,934)
                                      ------------  --------  ---------

Basic & Diluted loss per share ..     $       --    $   --
                                      ============  ========
























   The accompanying notes are an integral part of these financial statements.

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000


                                     Preferred Stock        Common Stock      Paid-In   Retained    Development
                                    Shares    Par Value    Shares   Par Value Capital    Deficit       Stage
                                   ---------  ---------  ----------  -------  --------  ---------   -----------
Balance April 24, 1984
(Inception) .......................     --    $    --          --    $  --    $   --    $    --     $      --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Shares Issued to Officers .........     --         --       620,000      620    14,380       --            --

Net Loss ..........................     --         --          --       --        --         (700)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Balance July 31, 1984 .............     --         --       620,000      620    14,380       (700)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Shares Issued to Public for Cash ..     --         --       800,000      800   321,367       --            --

Warrants Issued ...................     --         --          --       --          80       --            --

Net Loss ..........................     --         --          --       --        --       (6,482)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Balance July 31, 1985 .............     --         --     1,420,000    1,420   335,827     (7,182)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Net Income ........................     --         --          --       --        --        2,912          --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

Balance at July 31, 1986 ..........     --         --     1,420,000    1,420   335,827     (4,270)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

August 1, 1986
Issued Stock for Plaza Group ......     --         --    12,820,000   12,820      --         --            --

Net Loss ..........................     --         --          --       --        --     (383,340)         --
                                   ---------  ---------  ----------  -------  --------  ---------   -----------

                                     F - 4

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000
                                   (Continued)



                                     Preferred Stock        Common Stock          Paid-In     Retained    Development
                                  Shares    Par Value    Shares      Par Value    Capital      Deficit      Stage
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Balance August 1, 1986 ..........     --    $     --     14,240,000  $   14,240  $  335,827   $  (387,610) $   --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Issued Stock for Purchase of
Captive Air .....................     --          --      2,789,333       2,789   1,489,664          --        --

Issued Stock for Purchase of
Flyaire, International, Inc .....     --          --        500,000         500   1,089,500          --        --

Net Loss ........................     --          --           --          --          --        (649,731)     --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Balance at July 31, 1986 ........     --          --     17,529,333      17,529   2,914,991    (1,037,341)     --

Net Loss (Unaudited) ............     --          --           --          --          --      (1,896,615)     --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Balance at July 31, 1987
(Unaudited) .....................     --          --     17,529,333      17,529   2,914,991    (2,933,956)     --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Net Loss (Unaudited) ............     --          --           --          --          --            --        --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------

Balance at July 31, 1988
(Unaudited) .....................     --          --     17,529,333      17,529   2,914,991    (2,933,956)     --
                                 ---------  ----------  -----------  ----------  ----------   -----------  --------





                            MY MEDS EXPRESS.COM, INC
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000
                                   (Continued)



                                Preferred Stock       Common Stock         Paid-In    Retained    Development
                               Shares  Par Value  Shares      Par Value    Capital    Deficit     Stage
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Net Loss (Unaudited) ........      --    $ --          --    $      --     $    --    $     --    $       --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Balance at July 31, 1989
(Unaudited) .................      --      --    17,529,333       17,529   2,914,991  (2,933,956)         --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Net Loss (Unaudited) ........      --      --          --           --          --          --            --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Balance at July 31, 1990
(Unaudited) .................      --      --    17,529,333       17,529   2,914,991  (2,933,956)         --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Net Loss (Unaudited) ........      --      --          --           --          --          --            --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Balance at July 31, 1991
(Unaudited) .................      --      --    17,529,333       17,529   2,914,991  (2,933,956)         --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Net Loss (Unaudited) ........      --      --          --           --          --          --            --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------

Balance at July 31, 1992
(Unaudited) .................      --      --    17,529,333       17,529   2,914,991  (2,933,956)         --
                             ----------  ------  ----------  -----------   ---------  ----------  ------------



                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000
                                   (Continued)



                                Preferred Stock        Common Stock     Paid-In    Retained      Development
                             Shares    Par Value    Shares   Par Value  Capital     Deficit         Stage
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Net Loss (Unaudited) .......     --    $    --          --    $  --    $     --    $      --     $      --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Balance at July 31, 1993
(Unaudited) ................     --         --    17,529,333   17,529   2,914,991   (2,933,956)         --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Net Loss (Unaudited) .......     --         --          --       --          --           --            --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Balance at July 31, 1993
(Unaudited) ................     --         --    17,529,333   17,529   2,914,991   (2,933,956)         --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Net Loss (Unaudited) .......     --         --          --       --          --           --            --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Balance at July 31, 1994
(Unaudited) ................     --         --    17,529,333   17,529   2,914,991   (2,933,956)         --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Net Loss ...................     --         --          --       --          --            (30)         --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------

Balance at July 31, 1995 ...     --         --    17,529,333   17,529   2,914,991   (2,933,986)         --
                            ---------  ---------  ----------  -------  ----------  -----------   -----------



                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000
                                   (Continued)



                                    Preferred Stock         Common Stock          Paid-In   Retained   Development
                                   Shares  Par Value     Shares      Par Value    Capital    Deficit    Stage
                                   ------  ---------   -----------   ---------   ---------  ----------  ------

Issued Preferred Stock for Cash ...   700  $       1          --     $    --     $   4,294  $     --    $ --

Net Loss ..........................  --         --            --          --            --        --    (2,829)
                                   ------  ---------   -----------   ---------   ---------  ----------  ------

Balance at July 31, 1996 ..........   700          1    17,529,333      17,529   2,919,285  (2,933,986) (2,829)
                                   ------  ---------   -----------   ---------   ---------  ----------  ------

May 13, 1997
200 to 1 Reverse Split ............  --         --     (17,441,686)    (17,441)     17,441        --      --

June 13, 1997
Conversion of Preferred Stock .....   (10)      --         300,000         300        (300)       --      --

Net Loss ..........................  --         --            --          --          --          --      (352)
                                   ------  ---------   -----------   ---------   ---------  ----------  ------

Balance at July 31, 1997 ..........   690       --         387,647         388   2,936,426  (2,933,986) (3,181)
                                   ------  ---------   -----------   ---------   ---------  ----------  ------

January 21, 1998
Conversion of Preferred Stock .....   (33)      --         990,000         990        (990)       --      --

Net Loss ..........................  --         --            --          --           --         --      (275)
                                   ------  ---------   -----------   ---------   ---------- ----------- ------

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2000
                                   (Continued)



                             Preferred Stock             Common Stock               Paid-In        Retained     Development
                           Shares     Par Value      Shares         Par Value       Capital        Deficit         Stage
                          ---------   ----------   -------------   ------------   -------------   ------------  -----------

Balance at July 31, 1998        657   $        1       1,377,647   $      1,378   $   2,935,436   $ (2,933,986) $    (3,456)
                          ---------   ----------   -------------   ------------   -------------   ------------  -----------

Net Loss                          -            -               -              -               -              -       (3,430)
                          ---------   ----------   -------------   ------------   -------------   ------------  -----------

Balance at July 31, 1999        657            1       1,377,647          1,378       2,935,436      (2,933,986)     (6,886)
                          ---------   ----------   -------------   ------------   -------------   ------------- -----------

June 26, 2000                   (27)           -         800,000            800             (800)             -           -

Net Loss                          -            -               -              -                -              -      (4,048)
                          ---------   ----------   -------------   ------------   --------------  -------------  ----------

Balance July 31, 2000           630   $        1       2,177,647   $      2,178   $    2,934,636  $  (2,933,986)  $ (10,934)
                          =========   ==========   =============   ============   ==============  =============  ==========







   The accompanying notes are an integral part of these financial statements.

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                              Cumulative
                                                                Since
                                                              Inception
                                     For The Year Ended           of
                                             July 31,         Development
                                         ------------------
                                          2000       1999      Stage
                                         -------   --------   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ..............................  $(4,048)  $ (3,430)  $(10,934)
Increase (Decrease) in Accounts Payable   (1,170)       603     (1,406)
                                         -------   --------   --------

  Net Cash Used in operating activities   (5,218)    (2,827)   (12,340)
                                         -------   --------   --------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities ................     --         --         --
                                         -------   --------   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds From Shareholder Advances ....    5,218      2,827      8,045
Proceeds From Capital Stock Issued ....     --         --        4,295
                                         -------   --------   --------

Net Cash Provided by
  Financing Activities ................    5,218      2,827     12,340
                                         -------   --------   --------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...........     --         --         --
Cash and Cash Equivalents
  at Beginning of Period ..............     --         --         --
                                         -------   --------   --------

Cash and Cash Equivalents
  at End of Period ....................  $  --     $   --     $   --
                                         =======   ========   ========

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                 Cumulative
                                                                   Since
                                                                 Inception
                                          For The Years Ended      of
                                               July 31,          Development
                                           -------------------
                                            2000      1999       Stage
                                           ------    ------      ------

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ............................    $      --    $ --      $ --
  Franchise and income taxes ..........           --        90     1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

  None


















   The accompanying notes are an integral part of these financial statements.

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for My Meds Express.Com, Inc. (Formerly Union 69, LTD.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

     On March 2, 2000 the Company changed its name from Union 69, LTD to Save on Meds.Com, Inc. Effective August 3, 2000 the Company changed its name again from Save on Med.Com, Inc to My Meds Express.Com, Inc.

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

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                               Per-Share
                                 Income          Shares         Amount
                                 ------          ------         ------
                               (Numerator)    (Denominator)

                                     For the year ended July 31, 2000
Basic Loss per Share
Loss to common shareholders $         (4,048)      1,457,647   $         -
                            ================  ==============   ===========

                                     For the year ended July 31, 1999
Basic Loss per Share
Loss to common shareholders $         (3,430)      1,377,647   $         -
                            ================  ==============   ===========

     The effect of outstanding common stock equivalents would be anti-dilutive for 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

     The convertible preferred stock is convertible into common stock at the option of the shareholder at any time after issuance of the convertible preferred shares. The conversion ratio is one share of convertible preferred stock for 30,000 shares of common stock. The holders of convertible preferred stock shall be entitled to vote on all matters at the ratio of one vote per share of common stock that it is convertible into as if the shares had been converted. In the event of any voluntary or involuntary liquidations (whether complete or partial), dissolution, or winding up of the corporation, the holders of the convertible preferred stock shall be entitled to be paid an amount in cash equal to the net book value

                            MY MEDS EXPRESS.COM, INC.
                            (Formerly Union 69, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
                                   (Continued)


NOTE 2 - CONVERTIBLE PREFERRED STOCK (Continued)

of the corporation on the date of liquidation, plus all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution.


NOTE 3 - INCOME TAXES

     As of July 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of July 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.