Form 10QSB
period 2000-10-31
UNION 69 LTD
filed 2000-12-20
CIK 748824

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      October 31, 2000
                                            -----------------------------

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from                 to
                                         --------------   ----------------
                 Commission file number           0-730
                                         -----------------------

                               My Meds Express.Com
                  ---------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

    Delaware                                                      84-1398190
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 15, 2000 2,177,647
                                                     ---------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of October 31, 2000 and July 31, 2000, and the related statements of operations and cash flows for the three months ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                              Respectfully submitted



                                              /s/ ROBISON, HILL & CO.
                                              Certified Public Accountants

Salt Lake City, Utah
December 15, 2000

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                      October 31,     July 31,
                                                      -----------   -----------
                                                         2000          2000
                                                      -----------   -----------
ASSETS .............................................  $      --     $      --
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................  $        60   $        60
  Shareholder Advances .............................        8,045         8,045
                                                      -----------   -----------

          Total Liabilities ........................        8,105         8,105
                                                      -----------   -----------

Stockholders' Equity
Preferred  stock (par value $.001)..................
  5,000,000 shares authorized,
  630 shares issued at October 31, 2000 and
 July 31, 2000 .....................................            1             1
Common stock (par value $.001), 50,000,000 shares
  authorized, 2,177,647 shares issued and
  outstanding October 31, 2000 and July 31, 2000 ...        2,178         2,178
Capital in excess of par value .....................    2,934,636     2,934,636
Retained deficit ...................................   (2,933,986)   (2,933,986)
Deficit accumulated during development stage .......      (10,934)      (10,934)
                                                      -----------   -----------

          Total Stockholders' Equity ...............       (8,105)       (8,105)
                                                      -----------   -----------

          Total Liabilities and Stockholders' Equity  $      --     $      --
                                                      ===========   ===========











                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                               Cumulative
                                                                  Since
                                                               April 2, 1996
                                  For the Three Months Ended   Inception of
                                         October 31,           Development
                                 -----------------------------
                                     2000            1999        Stage
                                 --------------  -------------  --------
Revenues ......................  $         --    $        --    $   --


Expenses ......................            --             --      10,934
                                 --------------  -------------  --------

       Net Loss ...............  $         --    $        --    $(10,934)
                                 ==============  =============  ========


Basic & Diluted  loss per share  $         --    $        --
                                 ==============  =============

























                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Cumulative
                                                                           Since
                                                                         April 2, 1996
                                                                         Inception
                                             For the three months ended     of
                                                   October 31,           Development
                                             --------------------------
                                                 2000           1999     Stage
                                             -------------  -----------  --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................  $        --    $      --    $(10,934)
Increase (Decrease) in Accounts Payable ...           --           --      (1,406)
                                             -------------  -----------  --------
  Net Cash Used in operating activities ...           --           --     (12,340)
                                             -------------  -----------  --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities           --           --        --
                                             -------------  -----------  --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........           --           --       8,045
Proceeds From Capital Stock Issued ........           --           --       4,295
                                             -------------  -----------  --------
  Net cash provided by financing activities           --           --      12,340
                                             -------------  -----------  --------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............           --           --        --
Cash and Cash Equivalents
  at Beginning of Period ..................           --           --        --
                                             -------------  -----------  --------
Cash and Cash Equivalents
  at End of Period ........................  $        --    $      --    $   --
                                             =============  ===========  ========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ................................  $        --    $      --    $   --
  Franchise and income taxes ..............           --             --       1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

Organization and Basis of Presentation

     Plaza  Group,   Inc.,   hereinafter   referred  to  as  the  "Company"  was
incorporated on April 24, 1984 under the laws of the State of Delaware for the principal purpose of engaging in any and all types of business properties.

General:

     On November 7, 1984 the United States Securities and Exchange Commission granted an effective date to a registration statement on S-18 filed by the Company in the Denver office, as Commission File Number 2-91824-D. The registration statement was for offering of 800,000 Units at $0.50 per unit.

     The offering file by the Company was a "Blank Check"offering and since the date of incorporation the company has not engaged in any meaningful business and is considered a development stage company. The company ceased all operating activities during the period from July 31, 1987 to March 24, 1996 and was considered dormant.

     The proposed business activities described herein may classify the Company as a "Blank Check" company. Many states have entered statutes, rules and regulations limiting the sale of securities of "Blank Check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

     On April 2, 1996, the Company obtained a certificate of renewal from the State of Delaware. On April 2, 1996 the Company obtained a certificate of amendment of "Plaza Group, Inc., changing

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)


General: (Continued)

the name from Plaza Group, Inc to Union 69, Ltd. On March 2, 2000 the Company changed its name to Save on Meds.Com, Inc.

Nature of Business:
------------------

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a Corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 ( the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate on only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk ro shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

Cash and Cash Equivalents:
-------------------------

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                               Per-Share
                                  Income        Shares           Amount
                                  ------        ------           ------
                                (Numerator)   (Denominator)

                                  For the three months ended October 31, 2000
Basic Income per Share
Income to common shareholders  $          -        2,177,647   $          -
                               ============  ===============   ============

                                  For the three months ended October 31, 1999
Basic Loss per Share
Loss to common shareholders    $          -        1,377,647   $          -
                               ============  ===============   ============

     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2000 and are thus not considered.

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)

NOTE 3 - INCOME TAXES

     As of October 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of October 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations -For the quarter ended October 31, 2000 compare to the same period in 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $0 and $0 in expenses for the three month period ended October 31, 2000 and 1999. The Company had no revenues for the three month period ended October 31, 2000 and 1999. Losses on operations may occur until sufficient revenues can be achieved.

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

     Because management controls 93.47% of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fees paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MY MEDS EXPRESS.COM
                               -------------------
                                  (Registrant)





DATE:   December 20, 2000                   By:  /s/
     --------------------------                  ----
                                                 Michael Johnson, President
                                                 (Principal Financial and
                                                 Accounting Officer)