Form 10QSB
period 2001-01-31
UNION 69 LTD
filed 2001-03-09
CIK 748824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended:   January 31, 2001
                                      ------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


    For the transition period from             to
                                    -----------  -------------------

            Commission file number           0-730
                                    -----------------------------

                               My Meds Express.Com
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         84-1398190
(State  or  other   jurisdiction
of   incorporation  or organization)           (IRS Employer Identification No.)


                        BOX 8029, La Jolla, CA 92037-8029
                    (Address of principal executive offices)

                                 (619) 456-7176
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: January 31, 2001 2,177,647


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)

     We have reviewed the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of January 31, 2001 and July 31, 2000, and the related statements of operations for the three and six months and cash flows for the six months ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.

                                                   Certified Public Accountants
Salt Lake City, Utah
March 3, 2001

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                      January 31,     July 31,
                                                      -----------   -----------
                                                         2001          2000
                                                      -----------   -----------
ASSETS .............................................  $      --     $      --
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................  $     2,760   $        60
  Shareholder Advances .............................        8,045         8,045
                                                      -----------   -----------

          Total Liabilities ........................       10,805         8,105
                                                      -----------   -----------

Stockholders' Equity
Preferred  stock (par value $.001),
  5,000,000   shares  authorized,
  630 shares issued at January 31, 2001
  and July 31, 2000 ................................            1             1
Common stock (par value $.001),
  50,000,000 shares authorized,
  2,177,647 shares issued and outstanding
  January 31, 2001 and July 31, 2000 ...............        2,178         2,178
Capital in excess of par value .....................    2,934,636     2,934,636
Retained deficit ...................................   (2,933,986)   (2,933,986)
Deficit Accumulated During Development Stage .......      (13,634)      (10,934)
                                                      -----------   -----------

          Total Stockholders' Equity ...............      (10,805)       (8,105)
                                                      -----------   -----------

          Total Liabilities and Stockholders' Equity  $      --     $      --
                                                      ===========   ===========











                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                  Cumulative
                                                                  Since
                                                                  April 2, 1996
            For the Three Months Ended For the Six Months Ended   Inception of
                         January 31,          January31,          Development
                       2001       2000      2001        2000      Stage
                     --------  ---------  ---------  ----------  --------
Revenues .......     $  --     $    --    $    --    $     --    $   --
                     --------  ---------  ---------  ----------  --------

Expenses .......        2,700      2,850      2,700       2,850    10,934
                     --------  ---------  ---------  ----------  --------

       Net Loss      $ (2,700) $  (2,850) $  (2,700) $   (2,850) $(10,934)
                     ========  =========  =========  ==========  ========



Basic & Diluted      $   --    $    --    $    --    $     --
                     ========  =========  =========  ==========
  Loss per Share






















                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Cumulative
                                                                       Since
                                                                   April 2, 1996
                                                                      Inception
                                           For the Six Months Ended    of
                                                   January 31,       Development
                                                  ------------------
                                                   2001       2000      Stage
                                                  -------   --------   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................  $  (2,700) $   (2,850)  $(13,634)
Increase (Decrease) in Accounts Payable .....       2,700        982      1,294
                                                  -------   --------   --------
  Net Cash Used in operating activities .....        --       (1,868)   (12,340)
                                                  -------   --------   --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities .        --         --         --
                                                  -------   --------   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ..........        --        1,868      8,045
Proceeds From Capital Stock Issued ..........        --         --        4,295
                                                  -------   --------   --------
  Net cash provided by financing activities .        --        1,868     12,340
                                                  -------   --------   --------

Net (Decrease) Increase in
  Cash and Cash Equivalents .................        --         --         --
Cash and Cash Equivalents
  at Beginning of Period ....................        --         --         --
                                                  -------   --------   --------
Cash and Cash Equivalents
  at End of Period ..........................     $  --     $   --     $   --
                                                  =======   ========   ========

SUPPLEMENTAL DISCLOSURE

OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ..................................     $  --     $   --     $   --
  Franchise and income taxes ................        --         --        1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None
                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

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

     On April 2, 1996, the Company obtained a certificate of renewal from the State of Delaware. On April 2, 1996 the Company obtained a certificate of amendment of "Plaza Group, Inc., changing

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

General (Continued)

the name from Plaza Group, Inc to Union 69, Ltd. On March 2, 2000 the Company changed its name to Save on Meds.Com, Inc.

Nature of Business

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                Per-Share
                               Income              Shares         Amount
                               ------              ------         ------
                              (Numerator)        (Denominator)

                              For the Three Months Ended January 31, 2001
Basic Income per Share
Income to common shareholders $        (2,700)      2,177,647   $       -
                              ===============  ==============   ==========

                              For the Six Months Ended January 31, 2001
Basic Income per Share
Income to common shareholders $        (2,700)      2,177,647   $       -
                              ===============  ==============   ==========

                              For the Three Months Ended January 31, 2000
Basic Income per Share
Income to common shareholders $         2,850       1,377,647   $       -
                              ===============  ==============   ==========

                              For the Six Months Ended January 31, 2000
Basic Loss per Share
Loss to common shareholders   $        (2,850)      1,377,647   $       -
                              ===============  ==============   ==========

     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

     The convertible preferred stock is convertible into common stock at the option of the shareholder at any time after issuance of the convertible preferred shares. The conversion ratio is one share of convertible preferred stock for 30,000 shares of common stock. The holders of convertible preferred stock shall be entitled to vote on all matters at the ratio of one vote per share of common stock that it is convertible into as if the shares had been converted. In the event of any

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)

NOTE 2 - CONVERTIBLE PREFERRED STOCK (Continued)

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

NOTE 3 - INCOME TAXES

     As of January 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,925,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of January 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations -For the quarter ended January 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $2,700 and $2,850 in expenses for the three and six month periods ended January 31, 2001 and 2000. The Company had no revenues for the three and six month periods ended January 31, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended January 31, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MY MEDS EXPRESS.COM
                                  (Registrant)





DATE:   March 9, 2001                                By:  /s/
                                                     --------
                                                     Michael Johnson, President
                                                    (Principal Financial and
                                                     Accounting Officer)