Form 10QSB
period 2001-04-30
MY MEDS EXPRESS COM
filed 2001-06-21
CIK 748824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the quarterly period ended:                     April 30, 2001
                                            -----------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                   to
                                        -----------------    ------------------

          Commission file number                          0-730
                                -----------------------------------------------

                               My Meds Express.Com
    ------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 30, 2001 2,177,647
                                                     ---------------------------

     Transitional Small Business  Disclosure Format (check one). Yes     ; No X
                                                                     ----  -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)

     We have reviewed the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of April 30, 2001 and July 31, 2000, and the related statements of operations for the three and nine months and cash flows for the nine months ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                   Certified Public Accountants
Salt Lake City, Utah
June 19, 2001

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                        April 30,     July 31,
                                                       -----------  -----------
                                                           2001        2000
                                                       -----------  -----------
ASSETS .............................................   $      --    $      --
                                                       ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $     3,382  $        60
  Shareholder Advances .............................         8,045        8,045
                                                       -----------  -----------

          Total Liabilities ........................        11,427        8,105
                                                       -----------  -----------

Stockholders' Equity
Preferred stock (par value $.001),
  5,000,000 shares authorized,
  630 shares issued at
  April 30, 2001 and July 31, 2000 .................             1            1
Common stock (par value $.001),
  50,000,000 shares authorized,
  2,177,647 shares issued and
  outstanding April 30, 2001
  and July 31, 2000 ................................         2,178        2,178
Capital in excess of par value .....................     2,934,636    2,934,636
Retained deficit ...................................    (2,933,986)  (2,933,986)
Deficit Accumulated During Development Stage .......       (14,256)     (10,934)
                                                       -----------  -----------

          Total Stockholders' Equity ...............       (11,427)      (8,105)
                                                       -----------  -----------

          Total Liabilities and Stockholders' Equity   $      --    $      --
                                                       ===========  ===========






                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                     Cumulative
                                                                        Since
                                                                   April 2, 1996
              For the Three Months Ended  For the Nine Months Ended Inception of
                         April 30,                 April 30,         Development
                    2001          2000        2001         2000         Stage
                 ----------   ----------   ----------   ----------   ----------
Revenues ......  $     --     $     --     $     --     $     --     $     --
                 ----------   ----------   ----------   ----------   ----------

Expenses ......         622         --          3,322         --         14,256
                 ----------   ----------   ----------   ----------   ----------

       Net Loss  $     (622)  $     --     $   (3,322)  $     --     $  (14,256)
                 ==========   ==========   ==========   ==========   ==========


Basic & Diluted
  Loss per Share $     --     $     --     $     --     $     --
                 ==========   ==========   ==========   ==========









                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Cumulative
                                                                        Since
                                                                   April 2, 1996
                                                                      Inception
                                         For the Nine Months Ended       of
                                                    April 30,        Development
                                              --------------------
                                                 2001       2000        Stage
                                              --------    --------    --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $ (3,322)   $ (2,850)   $(14,256)
Increase (Decrease) in Accounts Payable ...      3,322      (1,200)      1,916
                                              --------    --------    --------
  Net Cash Used in operating activities ...       --        (4,050)    (12,340)
                                              --------    --------    --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities       --          --          --
                                              --------    --------    --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........       --         4,050       8,045
Proceeds From Capital Stock Issued ........       --          --         4,295
                                              --------    --------    --------
  Net cash provided by financing activities       --         4,050      12,340
                                              --------    --------    --------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............       --          --          --
Cash and Cash Equivalents
  at Beginning of Period ..................       --          --          --
                                              --------    --------    --------
Cash and Cash Equivalents
  at End of Period ........................   $   --      $   --      $   --
                                              ========    ========    ========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................   $   --      $   --      $   --
  Franchise and income taxes ..............   $   --      $   --      $  1,586

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None
                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                     FOR THE NINE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2001, are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                     Per-Share
                                            Income       Shares        Amount
                                            ------       ------        ------
                                         (Numerator) (Denominator)

                                       For the Three Months Ended April 30, 2001
Basic Income per Share
Income to common shareholders            $      (622)    2,177,647  $         -
                                         ===========  ============  ===========

                                        For the Nine Months Ended April 30, 2001
Basic Income per Share
Income to common shareholders            $    (3,322)    2,177,647  $         -
                                         ===========  ============  ===========

                                       For the Three Months Ended April 30, 2000
Basic Income per Share
Income to common shareholders            $         -     1,377,647  $         -
                                         ===========  ============  ===========

                                       For the Nine Months Ended April 30, 2000
Basic Loss per Share
Loss to common shareholders              $    (2,850)    1,377,647  $         -
                                         ===========  ============  ===========

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)

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

NOTE 3 - INCOME TAXES

     As of April 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,925,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of April 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

Results of Operations -For the quarter ended April 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

The Company has no business operations. The Company had $622 and $3,472 in expenses for the three and nine month periods ended April 30, 2001 and 2000. The Company had no revenues for the three and nine month periods ended April 30, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

     The Company did not file a report on Form 8-K during the three months ended April 30, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MY MEDS EXPRESS.COM
                                  (Registrant)





DATE:   June 20, 2001                                By:  /s/
                                                     --------------------------
                                                     Michael Johnson, President
                                                     (Principal Financial and
                                                     Accounting Officer)