Form 10KSB
period 2001-07-31
MY MEDS EXPRESS COM
filed 2001-11-13
CIK 748824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: July 31, 2001

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 2-91824-D
                                              ----------

                            MY MEDS EXPRESS.COM, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

         Delaware                                               84-1398190
------------------------------                             --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                        BOX 8029, La Jolla, CA 92037-8029
               (Address of principal executive offices) (Zip code)


                                 (619) 456-7176
                            Issuer's telephone number


Securities registered under Section 12(b) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

Securities registered under Section 12(g) of the Act:  NONE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of
the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                                                            Total pages:     23
                                                                           -----
                                                     Exhibit Index Page:     20
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

        State issuer's revenues for its most recent fiscal year. $           -
                                                                 -------------

        As of November 12, there were 2,177,647 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,934,611 computed by reference to the price at which the common equity was sold.


                             DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

        Transitional Small Business Disclosure Format (check one): Yes  ; NO X
                                                                      --    ---

                                TABLE OF CONTENTS


Item Number and Caption                                                   Page
-----------------------                                                   -----

PART I

Item 1.        Description of Business........................................4

Item 2.        Description of Property.......................................13

Item 3.        Legal Proceedings.............................................13

Item 4.        Submission of Matters to a Vote of Security Holders...........13


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters......14

Item 6.        Management's Discussion and Analysis or Plan of Operations....15

Item 7.        Financial Statements..........................................16

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure..........................................16

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............16

Item 10.       Executive Compensation........................................17

Item 11.       Security Ownership of Certain Beneficial Owners and Management19

Item 12.       Certain Relationships and Related Transactions................20

Item 13.       Exhibits and Reports on Form 8-K..............................20

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

                         ITEM 2 DESCRIPTION OF PROPERTY



        The Company maintains a corporate office at P.O. Box 8029, CasteJon Drive, La Jolla, California. The company owns no real property. As of July 31, 2001, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



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

                                           PART II




                             ITEM 5 MARKET FOR COMMON EQUITY AND
                                 RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

        As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                          2001               High         Low
                      -------------         ------       -----

                      First quarter         *             *
                      Second quarter        *             *
                      Third quarter         *             *
                      Fourth quarter        *             *


                          2000               High          Low
                      -------------         ------        -----

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

** As of July 31, 2001 there were approximately 310 record holders of the Company's common Stock.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS




Results of Operations - Since March 24, 1996, the Company is in the development stage, and has not commenced planned principal operations. No operations were conducted and no revenues were generated in the fiscal year. The Company at year-end had no capital and only minimal cash, and no other assets whatsoever. During the fiscal year ended July 31, 2001, the Company incurred general and administrative expenses and consulting fees.

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

The management of the Company does not believe that inflation has had any material effect on the Company during the year ended July 31, 2001.

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

                                    PART III



                      ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

        The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's   Name          Age    Office                            Term of Office
----------------------------------------------------------------------------------------------

Michael Johnson            35     President/V.P./Director           March 24, 1996 to Present

Barbara Tersptra           62     Secretary/Treasurer/Director      March 24, 1996 to Present

Erma Johnson               82     Director                          March 24, 1996 to Present


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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                           Annual Compensation Awards


Name and        Year     Salary ($)    Bonus($)     Other Annual   Restricted      Securities
--------        ----     ----------    --------     ------------   ----------      ----------
Principal                                           Compensatio    Stock           Underlying
---------                                           -----------    -----           ----------
Position                                            n ($)          Award(s) ($)    Options/
--------                                            -----          ------------    --------
                                                                                   SARs (#)
Michael         2001     0             0            0              0               0
-------         ----     -             -            -              -               -
Johnson
-------
President
---------
Vice            2001     0             0            0              0               0
----            ----     -             -            -              -               -
President
---------
                2001     0             0            0              0               0
                ----     -             -            -              -               -
Barbara         2001     0             0            0              0               0
-------         ----     -             -            -              -               -
Tersptra
--------
Secretary       2001     0             0            0              0               0
---------       ----     -             -            -              -               -



Treasurer       2001     0             0            0              0               0
---------       ----     -             -            -              -               -

Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year        (None)



DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                            Cash Compensation Security Grants

Name                  Annual       Meeting     Consulting      Numbe      Number of Securities
----                  ------       -------     ----------      -----      --------------------
                      Retainer     Fees ($)    Fees/Other      r of       Underlying
                      --------     --------    ----------      ----       ----------
                      Fees ($)                 Fees ($)        Shares     Options/SARs(#)
                      --------                 --------        ------     ---------------
                                                               (#)
A. Director           0            0           0               0*         0
-----------           -            -           -               --         -
Erma Johnson
------------
B. Director           0            0           0               0*         0
-----------           -            -           -               --         -
Michael Johnson
---------------
C. Director           0            0           0               0*         0
-----------           -            -           -               --         -
Barbara Tersptra
----------------
  *  See "Compensation Table of Executives"


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

                                                               # of
Name and Address                   Nature of                  Shares
of Beneficial Owners               Ownership                  Owned                Percent
----------------------------------------------------------------------------------------------
No non-affiliate beneficial owner


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


                    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  As of July 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report.

2.       Financial Statements                                              Page

Report of Robison, Hill & Co., Independent Certified Public Accountants     F-1

Balance Sheets as of July 31, 2001 and 2000                                 F-2

Statements of Operations for the years ended
     July 31, 2001 and 2000                                                 F-3

Statement of Stockholders' Equity Since
     April 24, 1984 (inception) July 31, 2001                               F-4

Statements of Cash Flows for the years ended
     July 31, 2001 and 2000                                                F-10

Notes to Financial Statements                                              F-12


3.       Financial Statement Schedules

  The following financial statement schedules required by Regulation S-X are included herein.

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

4.       Exhibits

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

(1) Incorporated by reference.

  (b) No reports on Form 8-K were filed during the three months ended July 31, 2001.

                                   SIGNATURES




        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                            MY MEDS EXPRESS.COM, INC.


Dated: November 13, 2001                    By  /S/     Michael Johnson
                                            -----------------------------------
                                                 Michael Johnson
                                                 President, V.P., & Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                       Title

/S/     Michael Johnson
--------------------------------------------------------------------
Michael Johnson                                  President, V.P., & Director
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)

/S/     Barbara Tersptra
---------------------------------------------------------------------
Barbara Tersptra                                 Secretary, Treasurer & Director


/S/     Erma Johnson
---------------------------------------------------------------------
Erma Johnson                                     Director

                                  MY MEDS EXPRESS.COM , INC.


                                 (A Development Stage Company)

                                              -:-

                                 INDEPENDENT AUDITOR'S REPORT

                                    JULY 31, 2001 AND 2000

                                           CONTENTS


                                                                           Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  July 31, 2001 and 2000..................................................F - 2

Statements of Operations for the
  Years Ended July 31, 2001 and 2000......................................F - 3

Statement of Stockholders' Equity Since
 April 24, 1984 (Inception) to July 31, 2001..............................F - 4

Statements of Cash Flows for the
  Years Ended July 31, 2001 and 2000.....................................F - 10

Notes to Financial Statements............................................F - 12

                                 INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)


        We have audited the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of July 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended July 31, 2001, and the statement of stockholders' equity from April 24, 1984 (inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Meds Express.Com, Inc. (a development stage company) as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
October 31, 2001

                                  MY MEDS EXPRESS.COM, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS





                                                              July 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Assets: ...........................................  $      --      $      --
                                                     ===========    ===========

Liabilities - Accounts Payable ....................  $     4,006    $        60
Shareholder Advances ..............................        8,105          8,045
                                                     -----------    -----------

     Total Liabilities ............................       12,111          8,105
                                                     -----------    -----------

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 630 shares issued at July 31, 2001
     and July 31, 2000 ............................            1              1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 2,177,647 shares issued at July 31, 2001
    and at July 31, 2000 ..........................        2,178          2,178
  Paid-In Capital .................................    2,934,636      2,934,636
  Retained Deficit ................................   (2,933,986)    (2,933,986)
  Deficit Accumulated During the
    Development Stage .............................      (14,940)       (10,934)
                                                     -----------    -----------

     Total Stockholders' Equity ...................      (12,111)        (8,105)
                                                     -----------    -----------

     Total Liabilities and
       Stockholders' Equity .......................  $      --      $      --
                                                     ===========    ===========





          The accompanying notes are an integral part of these financial statements.

                                   MY MEDS EXPRESS.COM, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                    Since
                                                                                  March 24,
                                                                                     1996
                                                                                  Inception
                                                   For The Year Ended of
                                                          July 31,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Revenues:                                      $             - $             -  $            -

Expenses:                                                4,006           4,048          14,940
                                               --------------- ---------------  --------------

     Net Loss                                  $        (4,006)$        (4,048) $      (14,940)
                                               --------------- ---------------  --------------

Basic & Diluted loss per share                 $             - $             -
                                               =============== ===============




















          The accompanying notes are an integral part of these financial statements.

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                         SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance April 24, 1984
(Inception) ....................          --     $      --            --     $      --     $      --     $      --      $      --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Shares Issued to Officers ......          --            --         620,000           620        14,380          --             --

Net Loss .......................          --            --            --            --            --            (700)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance July 31, 1984 ..........          --            --         620,000           620        14,380          (700)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Shares Issued to Public for Cash          --            --         800,000           800       321,367          --             --

Warrants Issued ................          --            --            --            --              80          --             --

Net Loss .......................          --            --            --            --            --          (6,482)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance July 31, 1985 ..........          --            --       1,420,000         1,420       335,827        (7,182)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Income .....................          --            --            --            --            --           2,912           --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1986 .......          --            --       1,420,000         1,420       335,827        (4,270)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

August 1, 1986
Issued Stock for Plaza Group ...          --            --      12,820,000        12,820          --            --             --

Net Loss .......................          --            --            --            --            --        (383,340)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

                                       MY MEDS EXPRESS.COM, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                            SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001
                                              (Continued)

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance August 1, 1986 .........          --     $      --      14,240,000   $    14,240   $   335,827   $  (387,610)   $      --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Issued Stock for Purchase of
Captive Air ....................          --            --       2,789,333         2,789     1,489,664          --             --

Issued Stock for Purchase of
Flyaire, International, Inc ....          --            --         500,000           500     1,089,500          --             --

Net Loss .......................          --            --            --            --            --        (649,731)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1986 .......          --            --      17,529,333        17,529     2,914,991    (1,037,341)          --

Net Loss (Unaudited) ...........          --            --            --            --            --      (1,896,615)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1987
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1988
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

                                       MY MEDS EXPRESS.COM, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                            SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001
                                              (Continued)

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --     $      --            --     $      --     $      --     $      --      $      --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1989
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1990
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1991
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1992
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

                                       MY MEDS EXPRESS.COM, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                            SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001
                                              (Continued)

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Net Loss (Unaudited) ...........          --     $      --            --     $      --     $      --     $      --      $      --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1993
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1993
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss (Unaudited) ...........          --            --            --            --            --            --             --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1994
(Unaudited) ....................          --            --      17,529,333        17,529     2,914,991    (2,933,956)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss .......................          --            --            --            --            --             (30)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1995 .......          --            --      17,529,333        17,529     2,914,991    (2,933,986)          --
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------


                                       MY MEDS EXPRESS.COM, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                            SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001
                                              (Continued)

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Issued Preferred Stock for Cash            700   $         1          --     $      --     $     4,294   $      --      $      --

Net Loss .......................          --            --            --            --            --            --           (2,829)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1996 .......           700             1    17,529,333        17,529     2,919,285    (2,933,986)        (2,829)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

May 13, 1997
200 to 1 Reverse Split .........          --            --     (17,441,686)      (17,441)       17,441          --             --

June 13, 1997
Conversion of Preferred Stock ..           (10)         --         300,000           300          (300)         --             --

Net Loss .......................          --            --            --            --            --            --             (352)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1997 .......           690          --         387,647           388     2,936,426    (2,933,986)        (3,181)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

January 21, 1998
Conversion of Preferred Stock ..           (33)         --         990,000           990          (990)         --             --

Net Loss .......................          --            --            --            --            --            --             (275)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

                                       MY MEDS EXPRESS.COM, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                            SINCE APRIL 24, 1984 (INCEPTION) TO JULY 31, 2001
                                              (Continued)

                                        Preferred Stock              Common Stock           Paid-In       Retained      Development
                                      Shares     Par Value       Shares       Par Value      Capital      Deficit          Stage
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1998 .......           657   $         1     1,377,647   $     1,378   $ 2,935,436   $(2,933,986)   $    (3,456)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Net Loss .......................          --            --            --            --            --            --           (3,430)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at July 31, 1999 .......           657             1     1,377,647         1,378     2,935,436    (2,933,986)        (6,886)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

June 26, 2000 ..................           (27)         --         800,000           800          (800)         --             --

Net Loss .......................          --            --            --            --            --            --           (4,048)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance July 31, 2000 ..........           630             1     2,177,647         2,178     2,934,636    (2,933,986)       (10,934)

Net Loss .......................          --            --            --            --            --            --           (4,006)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance July 31, 2001 ..........           630   $         1     2,177,647   $     2,178     2,934,636   $(2,933,986)   $   (14,940)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========





               The accompanying notes are an integral part of these financial statements.

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                    Since
                                                                                  March 24,
                                                                                     1996
                                                                                  Inception
                                                For The Year Ended of
                                                          July 31,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                       $        (4,006)$        (4,048) $      (14,940)
Increase (Decrease) in Accounts Payable                  3,946          (1,170)          2,540
                                               --------------- ---------------  --------------

  Net Cash Used in operating activities                    (60)         (5,218)        (12,400)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities                                       -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds From Shareholder Advances                          60           5,218           8,105
Proceeds From Capital Stock Issued                           -               -           4,295
                                               --------------- ---------------  --------------

Net Cash Provided by
  Financing Activities                                      60           5,218          12,400
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------

Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                            (Continued)

                                                                                  Cumulative
                                                                                    Since
                                                                                  March 24,
                                                                                     1996
                                                                                  Inception
                                                For The Years Ended of
                                                          July 31,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                     $             - $             -  $           -
  Franchise and income taxes                   $            60 $             -  $       1,646

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

  None














            The accompanying notes are an integral part of these financial statements.

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED JULY 31, 2001 AND 2000


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

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                                            (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                        For the Year Ended July 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (4,006)       2,177,647  $            -
                                              ===============  ===============  ==============

                        For the Year Ended July 31, 2000
Basic Loss per Share
Loss to common shareholders                   $        (4,048)       1,457,647  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for 2001 and 2000 and are thus not considered.

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

                                     MY MEDS EXPRESS.COM, INC.
                                   (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                                            (Continued)

NOTE 2 - CONVERTIBLE PREFERRED STOCK (Continued)

of the corporation on the date of liquidation, plus all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution.

NOTE 3 - INCOME TAXES

        As of July 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,948,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

        As of July 31, 2001, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.