Form 10QSB
period 2001-10-31
MY MEDS EXPRESS COM
filed 2001-12-14
CIK 748824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:          October 31, 2001
                                              --------------------------

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from                 to
                                              ---------------    --------------

                      Commission file number            002-91824-D
                                            -----------------------------------

                               My Meds Express.Com
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   84-1398190
               ---------                                  -----------
        (state or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

                        BOX 8029, La Jolla, CA 92037-8029
                    (Address of principal executive offices)

                                 (619) 456-7176
                            Issuer's telephone number


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 31, 2001 2,177,647
                                                   -----------------------------

Transitional Small Business Disclosure Format (check one). Yes      ;  No   X
                                                               ----         -

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of October 31, 2001 and July 31, 2001, and the related statements of operations and cash flows for the three months ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
December 14, 2001

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 October 31,       July 31,
                                                                    2001             2001
                                                               ---------------  --------------
Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         4,636  $        4,006
Shareholder Advances                                                     8,105           8,105
                                                               ---------------  --------------

     Total Liabilities                                                  12,741          12,111
                                                               ---------------  --------------

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 630 shares issued at October 31, 2001
     and July 31, 2000                                                       1               1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 2,177,647 shares issued at October 31, 2001
    and at July 31, 2000                                                 2,178           2,178
  Paid-In Capital                                                    2,934,636       2,934,636
  Retained Deficit                                                  (2,933,986)     (2,933,986)
  Deficit Accumulated During the
    Development Stage                                                  (15,570)        (14,940)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        (12,741)        (12,111)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============








                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  March 24,
                                                                                     1996
                                                                                  Inception
                                                 For the Three Months Ended           of
                                                         October 31,             Development
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Revenues:                                      $             - $             -  $            -

Expenses:                                                  630               -          15,570
                                               --------------- ---------------  --------------

     Net Loss                                  $          (630)$             -  $      (15,570)
                                               --------------- ---------------  --------------

Basic & Diluted loss per share                 $             - $             -
                                               =============== ===============

























                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 2, 1996
                                                                                  Inception
                                                 For the Three Months Ended           of
                                                         October 31,             Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $          (630) $            -  $     (15,570)
Increase (Decrease) in Accounts Payable                    630               -           3,170
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                      -               -         (12,400)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                  -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances                           -               -           8,105
Proceeds From Capital Stock Issued                           -               -           4,295
                                               --------------- ---------------  --------------
  Net cash provided by financing activities                  -               -          12,400
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             -  $            -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE
-----------------------
OF CASH FLOW INFORMATION:
-------------------------
Cash paid during the year for:
  Interest                                     $             -  $            -  $            -
  Franchise and income taxes                   $             -  $            -  $        1,646

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2001, are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended October 31, 2001
Basic Income per Share
Loss to common shareholders                   $          (630)       2,177,647  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended October 31, 2000
Basic Income per Share
Loss to common shareholders                   $             -        2,177,647  $            -
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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)


NOTE 3 - INCOME TAXES

        As of October 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,926,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

        As of October 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Results of Operations -For the quarter ended October 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

The Company has no business operations. The Company had $630 and $0 in expenses for the three month periods ended October 31, 2001 and 2000. The Company had no revenues for the three month periods ended October 31, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MY MEDS EXPRESS.COM
                                  (Registrant)





DATE:   December 14, 2001                   By:  /s/  Michael Johnson
                                            ----------------------------------
                                            Michael Johnson, President
                                            (Principal Financial and
                                            Accounting Officer)