Form 10QSB
period 2002-01-31
MY MEDS EXPRESS COM
filed 2002-03-26
CIK 748824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:           January 31, 2002
                                              ----------------------------------

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from               to
                                              -------------    -----------------

                      Commission file number          002-91824-D
                                            ------------------------------------

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

                                 (619) 456-7176
                            Issuer's telephone number


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: January 31, 2002 2,177,647
                                                --------------------------------

Transitional Small Business Disclosure Format (check one). Yes      ;  No   X
                                                               ----         -

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


MY MEDS EXPRESS.COM, INC.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of My Meds Express.Com, Inc.(a development stage company) as of January 31, 2002 and July 31, 2001, and the related statements of operations for the three and six months and cash flows for the six months ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
March 22, 2002

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 January 31        July 31,
                                                                    2002             2001
                                                               ---------------  --------------

Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         1,095  $        4,006
Shareholder Advances                                                    12,889           8,105
                                                               ---------------  --------------

     Total Liabilities                                                  13,984          12,111
                                                               ---------------  --------------

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $.001,
    Authorized 5,000,000,
    Issued 630 shares issued at January 31, 2002
     and July 31, 2001                                                       1               1
  Common Stock Authorized
    Par value $.001,
    Authorized 50,000,000,
    Issued 2,177,647 shares issued at January 31, 2002
    and at July 31, 2001                                                 2,178           2,178
  Paid-In Capital                                                    2,934,636       2,934,636
  Retained Deficit                                                  (2,933,986)     (2,933,986)
  Deficit Accumulated During the
    Development Stage                                                  (16,813)        (14,940)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        (13,984)        (12,111)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============








                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 2, 1996
                    For the Three Months Ended      For the Six Months Ended     Inception of
                           January 31,                    January 31,            Development
                        2002           2001           2002           2001           Stage
                  --------------- -------------- -------------- --------------- --------------
Revenues          $             - $            - $            - $             - $            -
                  --------------- -------------- -------------- --------------- --------------

Expenses                    1,243          2,700          1,873           2,700         16,813
                  --------------- -------------- -------------- --------------- --------------

       Net Loss   $        (1,243)$       (2,700)$       (1,873)$        (2,700)$      (16,813)
                  =============== ============== ============== =============== ==============



Basic & Diluted   $             - $            - $            - $             -
                  =============== ============== ============== ===============
  Loss per Share






















                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                April 2, 1996
                                                                                  Inception
                                                  For the Six Months Ended            of
                                                         January 31,             Development
                                               -------------------------------
                                                    2002            2001            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (1,873)$        (2,700) $      (16,813)
Increase (Decrease) in Accounts Payable                 (2,911)          2,700            (371)
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                 (4,784)              -         (17,184)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                  -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances                       4,784               -          12,889
Proceeds From Capital Stock Issued                           -               -           4,295
                                               --------------- ---------------  --------------
  Net cash provided by financing activities              4,784               -          17,184
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
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

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

                 See accompanying notes and accountants' report

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2002, are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

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

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended January 31, 2002
Basic Loss Share
Income to common shareholders                 $        (1,243)       2,177,647  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended January 31, 2002
Basic Loss Share
Income to common shareholders                 $        (1,873)       2,177,647  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended January 31, 2001
Basic Loss per Share
Income to common shareholders                 $        (2,700)       1,377,647  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended January 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (2,700)       1,377,647  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2002 and 2001 and are thus not considered.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

        The convertible preferred stock is convertible into common stock at the option of the shareholder at any time after issuance of the convertible preferred shares. The conversion ratio is one share of convertible preferred stock for 30,000 shares of common stock. The holders of convertible preferred stock shall be entitled to vote on all matters at the ratio of one vote per share of common stock that it is convertible into as if the shares had been converted. In the event of any voluntary or involuntary liquidations (whether complete or partial), dissolution, or winding up of the corporation, the holders of the convertible preferred stock shall be entitled to be paid an amount in

                               MY MEDS EXPRESS.COM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANAURY 31, 2002
                                   (Unaudited)

NOTE 2 - CONVERTIBLE PREFERRED STOCK (Continued)

cash equal to the net book value of the corporation on the date of liquidation, plus all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution.

NOTE 3 - INCOME TAXES

        As of January 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,950,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

        As of January 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Results of Operations -For the quarter ended January 31, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002.

The Company has no business operations. The Company had $1,243 and $1,873 in expenses for the three and six month periods ended January 31, 2002 and $2,700 and $2,700 for the three and six month periods ended January 31, 2001. The Company had no revenues for the three and six month periods ended January 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the six months ended January 31, 2002.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MY MEDS EXPRESS.COM
                                  (Registrant)





DATE:   March 25, 2002                      By:  /s/  Michael Johnson
                                            ------------------------------------
                                            Michael Johnson, President
                                            (Principal Financial and
                                            Accounting Officer)